Form 10-Q
period 2025-09-30
Deep Isolation Nuclear, Inc.
filed 2025-11-14
CIK 1918080

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 000-56406

Deep Isolation Nuclear, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-4425965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Addison Street. Suite 300 Berkeley, California	77042
(Address of principal executive offices)	(Zip code)

(509) 943-5222

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2025, there were outstanding 57,509,816 shares of common stock, $0.0001 par value per share, of the registrant.

DEEP ISOLATION NUCLEAR, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Deep Isolation Nuclear, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	September 30, 2025 (Unaudited)	December 31, 2024
Assets
Current assets:
Cash	$28,209	$2,149
Accounts receivable, net of allowance for credit losses of $112 and $128, respectively	1,515	999
Contract assets	141	111
Other current assets	1,048	80
Total current assets	30,913	3,339

Property, plant and equipment, net	67	55
Intangible assets, net	93	153
Finance lease right-of-use assets	12	14
Operating lease right-of-use assets	299	387
Goodwill	182	182
Total assets	$31,566	$4,130

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$779	$174
Accrued payroll	345	519
Contract liabilities	414	-
Finance lease liabilities, current	3	3
Operating lease liabilities, current	122	116
Other current liabilities	236	112
Total current liabilities	1,899	924

Finance lease liabilities, net of current portion	9	12
Operating lease liabilities, net of current portion	185	277
Total liabilities	2,093	1,213
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Series A Convertible Preferred Stock, par value $0.0001 per share, none and 17,604,052 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Series A Prime Convertible Preferred Stock, par value $0.0001 per share, none and 5,148,983 shares authorized, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001 per share, 300,000,000 and 55,550,158 shares authorized, 57,509,816 and 19,996,529 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	5	-
Additional paid-in capital	59,229	29,962
Accumulated deficit	(30,003)	(27,167)
Accumulated other comprehensive income	242	122
Total stockholders’ equity	29,473	2,917
Total liabilities and stockholders’ equity	$31,566	$4,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

Deep Isolation Nuclear, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income

(Unaudited) (in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$1,683	$2,218	$4,837	$5,491
Cost of services	(700)	(1,083)	(2,118)	(2,851)
Gross profit	983	1,135	2,719	2,640

Operating expenses:
Depreciation and amortization expense	29	28	88	82
Selling, general and administrative expenses	2,493	851	5,701	2,952
Total operating expenses	2,522	879	5,789	3,034

Income (loss) from operations	(1,539)	256	(3,070)	(394)

Other income (expense)	232	(67)	235	40
Net income (loss) before income taxes	(1,307)	189	(2,835)	(354)

Provision for income taxes	-	-	1	1
Net income (loss)	$(1,307)	$189	$(2,836)	$(355)

Other comprehensive income (loss):
Foreign currency translation adjustments	160	72	120	51
Total other comprehensive income (loss)	160	72	120	51
Other comprehensive income (loss)	$(1,147)	$261	$(2,716)	$(304)

Net income (loss) per common share – basic	$(0.02)	$-	$(0.06)	$(0.01)
Weighted average common shares outstanding - basic	54,260,091	39,898,456	45,750,667	39,817,959

Net income (loss) per common share – diluted	$(0.02)	$-	$(0.06)	$(0.01)
Weighted average common shares outstanding - diluted	54,261,667	44,198,614	45,750,667	39,817,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

Deep Isolation Nuclear, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited) (in thousands, except share and per share data)

	Common Stock		Preferred Stock Series A		Preferred Stock Series A Prime		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2025	773,941	$-	655,351	$-	115,057	$-	$29,962	$(27,167)	$122	$2,917
Retroactive application of Merger	39,127,838	4	(655,351)	-	(115,057)	-	(4)	-	-	4
Adjusted Balance beginning of quarter	39,901,779	$4	-	$-	-	$-	$29,958	$(27,167)	$122	$2,917
Exercise of stock options	1,330,620	-	-	-	-	-	70	-	-	70
Stock based compensation	-	-	-	-	-	-	25	-	-	25
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(50)	(50)
Net loss	-	-	-	-	-	-	-	(166)	-	(166)

Balance, March 31, 2025	41,232,399	$4	-	$-	-	-	$30,053	$(27,333)	$72	$2,796

Exercise of stock options	2,737,355	-	-	-	-	-	324	-	-	324
Stock based compensation	-	-	-	-	-	-	30	-	-	30
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	10	10
Net loss	-	-	-	-	-	-	-	(1,363)	-	(1,363)

Balance, June 30, 2025	43,969,754	$4	-	$-	-	-	$30,407	$(28,696)	$82	$1,797

Exercise of stock options	304,545	-	-	-	-	-	40	-	-	40
Stock based compensation	-	-	-	-	-	-	192	-	-	192
Shares issued in reverse acquisition	2,250,000						(176)			(176)
Treasury stock	(26,870)	-	-	-	-	-	(81)	-	-	(81)
Shares issued in private placement offering, net of Offering costs	11,012,387	1	-	-	-	-	28,847	-	-	28,848
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	160	160
Net loss	-	-	-	-	-	-	-	(1,307)	-	(1,307)

Balance, September 30, 2025	57,509,816	$5	-	$-	-	$-	$59,229	$(30,003)	$242	$29,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

Deep Isolation Nuclear, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited) (in thousands, except share and per share data)

	Common Stock		Preferred Stock Series A		Preferred Stock Series A Prime		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, January 1, 2024	773,753	$-	655,351	$-	106,159	-	$29,241	$(26,173)	$140	$3,208
Retroactive application of Merger	38,893,269	$4	(655,351)	$-	(106,159)		(4)			-
Adjusted Balance beginning of quarter	39,667,022	$4	-	-	-		$29,237	$(26,173)	$140	$3,208
Issuance of common stock upon conversion of preferred stock in connection with the Merger	154,429	-	-	-	-	-	409	-	-	409
Stock based compensation	-	-	-	-	-	-	28	-	-	28
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	24	24
Net loss	-	-	-	-	-	-	-	(143)	-	(143)

Balance, March 31, 2024	39,821,451	$4	-	$-	-	-	$29,674	$(26,316)	$164	$3,526

Issuance of common stock upon conversion of preferred stock in connection with the Merger	75,741	-	-	-	-	-	200	-	-	200
Stock based compensation	-	-	-	-	-	-	28	-	-	28
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(45)	(45)
Net loss	-	-	-	-	-	-	-	(401)	-	(401)

Balance, June 30, 2024	39,897,192	$4	-	$-	-		$29,902	$(26,717)	$119	$3,308

Exercise of stock options	4,857	-	-	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	-	-	29	-	-	29
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	72	72
Net income	-	-	-	-	-	-	-	189	-	189

Balance, September 30, 2024	39,902,049	$4	-	$-	-	-	$29,931	$(26,528)	$191	$3,598

*	Shares of the Company’s common stock prior to the Merger (refer to Note 1) have been retrospectively recast to reflect the change in the capital structure.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Deep Isolation Nuclear, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited) (in thousands, except share and per share data)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(2,836)	$(355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	88	82
Interest expense	1	-
Stock based compensation	247	85
Gain on debt extinguishment	(74)	-
Changes in operating assets and liabilities:
Accounts receivable	(499)	(619)
Allowance for credit losses	(17)	(23)
Contract assets	(30)	176
Other current assets	(968)	(104)
Account payable	605	311
Contract liabilities	414
Accrued expenses	(174)	(139)
Other current liabilities	16	(127)
Operating lease right-of-use assets and lease liabilities	(3)	4
Net cash used in operating activities	(3,230)	(709)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(38)	-
Cash acquired in reverse acquisition	7	-
Net cash used in investing activities	(31)	-

Cash Flows from Financing Activities:
Payment of finance lease liability	-	(1)
Proceeds from issuance of Series A Prime Preferred Stock	-	609
Proceeds from Offering, net of Offering costs	28,848	-
Payment of share repurchase liability	(81)	-
Proceeds from exercise of stock options	434	-
Net cash provided by financing activities	29,201	608

Net change in cash and cash equivalents	25,940	(101)
Effect of exchange rate on cash and cash equivalents	120	51

Cash and cash equivalents:
Beginning of period	2,149	2,761
End of period	$28,209	$2,711

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in reverse acquisition	$176	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

DEEP ISOLATION NUCLEAR, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Operations

Deep Isolation Nuclear, Inc. (formerly, Aspen-1 Acquisition Inc. (“Aspen”)) and its subsidiaries provide nuclear waste disposal and related consulting services globally. Deep Isolation, Inc., our direct, wholly-owned subsidiary (which we acquired in the Merger, as described below), and its subsidiaries are our operating companies and, as such, own all of our material assets and conducts all our business activities and operations.

Deep Isolation, Inc. was incorporated in Delaware in June 2016. Its subsidiaries are: Deep Isolation EMEA Limited (“Deep Isolation EMEA”), incorporated in England and Wales in February 2020, Deep Isolation US LLC (“Deep Isolation US”), incorporated in Delaware in December 2018, and Freestone Environmental Services, Inc. (“Freestone”), acquired in November 2021. Deep Isolation EMEA serves as the primary international subsidiary, engaging in customer outreach, market development, project proposal coordination, and regulatory and government engagement across the EMEA region. Deep Isolation EMEA operates independently in its market and is supported by a dedicated team. Freestone is a well-established environmental consulting firm based in Richland, Washington, providing a range of environmental, engineering, and scientific services to government clients.

All references to “Deep Isolation” refer to Deep Isolation, Inc. and its subsidiaries; unless otherwise stated or the context otherwise indicates, references to “DI Nuclear,” “Deep Isolation Nuclear,” the “Company,” “we,” “our,” “us,” or similar terms refer to Deep Isolation Nuclear, Inc. together with Deep Isolation.

Merger Transaction

On July 23, 2025 (the “Closing Date”), Aspen, its subsidiary Deep Isolation Acquisition Corp. (the “Acquisition Sub”), and Deep Isolation, entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”), pursuant to which, on the same day, (i) the Acquisition Sub merged with and into Deep Isolation (together with the other transactions contemplated by the Merger Agreement, the “Merger” or “Merger Transaction”), with the Acquisition Sub ceasing to exist and Deep Isolation surviving and becoming our wholly owned direct subsidiary and (ii) Aspen changed its name to Deep Isolation Nuclear, Inc.

We determined that Deep Isolation was the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, for accounting purposes, the Merger was treated as a “reverse acquisition” or the equivalent of Deep Isolation issuing stock for the net assets of Aspen, accompanied by a recapitalization. No goodwill or other intangible assets were recorded as a result of the Merger. Refer to Note 3. Reverse Merger for further details.

Because Deep Isolation was deemed the accounting acquirer, the historical financial statements of Deep Isolation became the historical financial statements of the combined company, upon the consummation of the Merger. As a result, the financial statements included herein reflect (i) the historical operating results of Deep Isolation prior to the Merger; (ii) the combined results of Deep Isolation and Aspen following the closing of the Merger; (iii) the assets and liabilities of Deep Isolation at their historical cost; and (iv) the Company’s equity structure for all periods presented.

The equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Deep Isolation shareholders and Deep Isolation convertible preferred shareholders in connection with the Merger. As such, the shares and corresponding capital amounts and earnings per share related to Deep Isolation Convertible Preferred Stock and Deep Isolation common stock prior to the Merger have been retroactively restated as shares reflecting the exchange ratio established in the Merger.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of interim periods and may not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information as of September 30, 2025, and for the nine months ended September 30, 2025, is unaudited, whereas the consolidated balance sheet as of December 31, 2024, is derived from the Company’s audited consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the audited financial statements for the year ended December 31, 2024, as provided in Amendment No. 1 to Form S-1filed with the SEC on September 30, 2025. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year.

The accompanying condensed consolidated financial statements include the accounts of all of our wholly owned subsidiaries, Deep Isolation, Deep Isolation US, Deep Isolation EMEA and Freestone, and are presented in accordance with U.S. GAAP.

Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).

Principles of Consolidation

The unaudited condensed consolidated financial statements and accompanying notes are prepared in conformity with the accounting principles generally accepted in the United States of America. Our unaudited condensed consolidated financial statements include the financial position, results of operations and cash flows of Deep Isolation Nuclear, Inc. and that of our wholly owned subsidiaries as noted above. We eliminate all material intercompany accounts and transactions.

Use of Estimates

The preparation of our unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of our revenues and expenses during each reporting period. Due to the inherent uncertainty involved in making estimates, actual results may differ significantly from previously estimated amounts under different assumptions or conditions.

Cash and Cash Equivalents

We classify bank time deposits and highly liquid investments with original maturities of three months or less as cash equivalents.

Foreign Currency Translation

The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of our foreign subsidiary, Deep Isolation EMEA, is generally the local currency of the country in which it operates (British Pound Sterling). The Company translates the assets and liabilities at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs, and expenses at the average rate of exchange rates in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s condensed consolidated balance sheets in accumulated other comprehensive income or loss. Transactions undertaken in other currencies are translated using the exchange rate in effect as of the transaction date and any exchange gains and losses resulting from these transactions are included in the consolidated statements of operations in other income.

Accounts Receivable and Contract Assets

Accounts receivables are recorded at the price invoiced to customers and are generally due within 30 days of receipt of the invoice. The carrying amount of accounts receivables is reduced by a credit loss determined in accordance with ASU 2016-13, “Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments.” which requires us to consider forward-looking information in estimating the expected loss and is developed using historical collection experience, current and future economic and market conditions that may affect customers’ ability to pay, and a review of the current status of customers’ accounts receivables. We did not apply a credit loss allowance to government related receivables due to our past successful experience in their collectability.

Revenue Recognition

The Company recognizes revenue in accordance with FASB’s ASC 606, “Revenue from Contracts with Customers.” ASC 606 provides a single, comprehensive revenue recognition model for all contracts with customers. Revenue from government contracts (grants) where the government is the customer are accounted in accordance with ASC 606.

Under ASC 606, a five-step process is utilized in order to determine revenue recognition, depicting the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under ASC 606, a performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract transaction price is allocated to each distinct performance obligation and recognized as revenues as the performance obligation is satisfied.

Services Revenues

The Company derives its revenue primarily from environmental remediation supporting services, administrative support services, consulting services and technology development grants related to nuclear waste disposal services globally. The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.

Variable Consideration

The Company’s contracts generally do not give rise to variable consideration. However, from time to time, the Company may submit requests for equitable adjustments under certain of its government contracts for price or other modifications that are determined to be variable consideration. The Company estimates the amount of variable consideration to include in the estimated transaction price based on historical experience with government contracts, anticipated performance and management’s best judgment at the time and to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Prices for our products are based on terms specified in the contracts, which generally do not include financing components, noncash consideration or consideration paid to our customers. As our standard payment terms are less than one year, we have elected the practical expedient, and we have not assessed whether a contract has a significant financing component. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).

The Company’s primary obligation to customers in contracts relate to the provision of services to the customer at the direction of the customer. This provision of services at the request of the customer is the performance obligation, which is satisfied over time. Revenue earned from contracts is determined using the input method and is based on contractually defined billing rates applied to per hour of services performed. The identified performance obligations (i.e., Administrative Support Services, Environmental Remediation Support Services) are recognized as revenue over the time when services are provided and invoiced to the customer applying practical expedient. Consulting Services are recognized as revenue over the time when milestones become probable of being achieved (i.e. final submission and acceptance of the report) using the units produced method.

The Company has elected to adopt the “right to invoice” practical expedient for the recognition of its revenue.

For Services already completed but not yet billed at the balance sheet date are recognized as contract Assets within the condensed consolidated balance sheets. Advance payments received from customers for which services have not been provided yet at the balance sheet date are recognized as contract liabilities within the consolidated balance sheets.

Research and Development Expenses

Research and development expenses include legal fees and registration fees related to the Company’s pursuit and filing of a patent. The Company incurred research and development expenses of $264 thousand and $150 thousand, respectively, for the nine months ended September 30, 2025 and 2024, which are included in Selling, General and Administrative expenses in the accompanying condensed consolidated statements of operations.

Fair Value Measurement

We measure certain financial assets and liabilities at fair value. Fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, we use a three-level hierarchy, which prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach).

The levels of hierarchy are described below:

●	Level 1 -	Quoted prices in active markets for identical instruments;

●	Level 2 -	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

●	Level 3 -	Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement.

As of September 30, 2025 and December 31, 2024, the fair value of the Company’s financial instruments approximated their carrying values. The carrying amount of certain financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.

Property, Plant and Equipment and Depreciation

We state property and equipment at acquisition cost less accumulated depreciation. Depreciation of property and equipment is computed utilizing the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over useful lives of seven years. Office and computer equipment is depreciated over useful lives of three to five years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.

Upon the sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in earnings.

We expense expenditures for maintenance, repairs and minor renewals as incurred that do not improve or extend the life of the assets, including planned major maintenance.

Long-lived asset groups are reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset or asset group to the asset’s net carrying value to determine if a write-down to fair value is required.

Intangible Assets

Intangible assets are composed of two identifiable assets, Tradename and Customer relationships. The useful lives of these assets were determined to be 5 years each. All intangible assets are amortized on a straight-line basis over their respective estimated useful lives and are presented net of accumulated amortization. We evaluate intangible assets for impairment whenever events or changes in circumstances suggest that their carrying amounts may not be recoverable.

Stock-Based Compensation

Stock-based compensation for employees and nonemployees is accounted for under ASC 718, “Compensation - Stock Compensation” which requires these payments to be recognized in the condensed consolidated statements of operations at their fair values.

Our long-term incentive plan provides for grants of nonqualified or incentive stock options. Stock-based compensation is measured using a fair value-based method for all equity-based awards. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the grantee is required to provide service in exchange for the award. The determination of fair value for nonqualified or incentive stock options requires significant judgment and the use of estimates, particularly with regard to Black-Scholes assumptions such as stock price, volatility and expected option lives to value equity-based compensation, while forfeitures are recognized as incurred.

The option valuation model used to calculate the Company’s options uses the treasury yield curve rates for the risk-free interest rate for a period equal to the expected option life and the simplified method to calculate the expected option life. Volatility is determined by reference to the actual volatility of several publicly traded companies that are similar to Deep Isolation in its industry sector. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. Forfeitures are recognized as they occur. All equity-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards.

Stock-based compensation is recorded as a cost of services expense or selling, general and administrative expense in the accompanying condensed consolidated statements of operations. Shares are issued concurrently with the exercise of options. Shares are reserved for option grants without requiring the repurchase of common shares for grant issuance.

(Loss) Earnings Per Common Share

We calculate basic (loss) earnings per common share in accordance with ASC 260, “Earnings Per Share,” based on the weighted-average number of outstanding common shares during the fiscal period. Diluted (loss) earnings per common share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive (loss) earnings per share. (Loss) earnings per common share is computed separately for each period presented.

Income Taxes

We and our subsidiaries are members of Deep Isolation Nuclear, Inc.’s consolidated U.S federal income tax group (the “Deep Isolation Tax Group”). We and certain of our subsidiaries also file consolidated income tax returns with Deep Isolation Nuclear, Inc. in various U.S. state jurisdictions. As a member of the Deep Isolation Tax Group, we are jointly and severally liable for the federal income tax liability of Deep Isolation US and the other companies included in the Deep Isolation Tax Group for all periods in which we are included in the Deep Isolation Tax Group.

Income taxes are accounted for in accordance with ASC 740, “Income Taxes.” Under ASC 740, the provision for income taxes is comprised of taxes that are currently payable and deferred taxes that relate to the temporary differences between financial reporting carrying values and tax bases of assets and liabilities. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that the deferred tax assets will be realized. Deferred tax assets and liabilities are calculated by applying existing tax laws and the rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rules on deferred tax assets and liabilities is recognized in operations in the year of change. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal and state taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. Once identified, the Company will recognize penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in connection with business combinations accounted for using the acquisition method of accounting. The Company tests goodwill for potential impairment at least annually, or more frequently if an event or other circumstance indicates that the Company may not be able to recover the carrying amount of the net assets of the reporting unit. The Company has determined that the reporting unit subject to goodwill impairment testing is Freestone.

In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test.

The Company’s annual impairment test date is December 31st. For the nine months ended September 30, 2025, and the year ended December 31, 2024, the Company concluded that there was no impairment of goodwill.

Leases

The Company has adopted the lease accounting requirements of ASU 2016-02, Leases (“Topic 842”). Under Topic 842, the Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.

Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement based on the present value of the minimum lease payments over the lease term. The Company utilizes certain practical expedients and policy elections available under Topic 842, including (i) leases with an initial term of 12 months or less are not recognized on the balance sheet, (ii) lease components are not separated from non-lease components for all asset classes, and (iii) non-lease components that are not fixed are expensed as incurred as variable lease costs. The Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of future lease payments.

The Company leases facilities under non-cancellable operating lease agreements. Certain lease agreements contain rent escalations that are included in the present value calculation of minimum lease payments. The lease term begins on the date the Company has the right to use the leased property. Lease terms may include options to extend or terminate the lease and these options are included in the ROU asset and lease liability when it is reasonably certain that the option will be exercised. The Company’s lease agreements do not contain residual value guarantees or covenants.

Warrants

The Company accounts for its warrants as equity-classified based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.

For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured. The fair value of the warrants is $1.5 million.

Segments

ASC 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure. The Company’s chief operating decision maker (“CODM”) has been identified as the Company’s Chief Executive Officer (“CEO”). For financial reporting purposes, management has determined that Deep Isolation US & Deep Isolation EMEA, together called as “Deep Isolation US & EMEA”, and Freestone each represent reportable operating segments in accordance with ASC 280. This determination is based on the fact that each subsidiary engages in business activities from which it earns revenues and incurs expenses, has discrete financial information available, and is regularly reviewed by the Company’s CODM to assess performance and allocate resources. The Company evaluates segment performance based on segment revenues and operating income. Intercompany transactions and balances are eliminated in consolidation. Refer to Note 15. Segments for further details.

Subsequent Events

The Company evaluates subsequent events and transactions in accordance with ASC 855-10, “Subsequent Events,” that occur after the balance sheet date up to the date that the financial statements are available to be issued. Refer to Note 17. Subsequent Events for further details.

Commitments and Contingencies

In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of its business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter

Risk and Uncertainties

Please refer to Part II, Item 1A. Risk Factors for a discussion of the risks and uncertainties that could affect our business strategies and operations.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive income – Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 will require more detailed information about the types of expenses in commonly presented income statement captions such as “Cost of sales” and “Selling, General and Administrative expenses”. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating the impact that this standard will have on the Company’s disclosures.

In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Under the rules as originally issued, disclosure requirements begin phasing in for fiscal years beginning on or after January 1, 2027. However, on April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently evaluating the impact of new rules and continues to monitor the status of the related legal challenges.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which will require the Company to disclose significant segment expenses and other segment items on both an annual and interim basis, as reviewed by the Chief Operating Decision Maker (CODM). The Company adopted ASU 2023-07 effective January 1, 2025 and the adoption did not have a material impact on the accompanying financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Note 3. Reverse Merger

As discussed in Note 1, the Company completed the Merger Transaction on July 23, 2025. Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 300,000,000 shares of common stock, par value of $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001.

Immediately prior to the time the certificate of merger effectuating the Merger was filed with the Secretary of State of the State of Delaware (the “Effective Time”), an aggregate of 2,833,333 shares of Company common stock (out of the 5,000,000 shares then issued and outstanding) owned by stockholders of our predecessor, Aspen, prior to the Merger were forfeited and cancelled, resulting in 2,166,667 shares of Company common stock held by such stockholders immediately after the Merger.

In connection with the consummation of the Merger Transaction, the Deep Isolation board of directors approved the accelerated vesting of all options to purchase Deep Isolation common stock that were issued under Deep Isolation’s 2018 Equity Incentive Plan and remained outstanding as of immediately prior to the Effective Time. Compensation expense recognized for the accelerated vesting was $185 thousand.

Pursuant to the Merger, among other things, the following transactions occurred on the Acquisition Date:

(1)	All issued and outstanding shares of Deep Isolation common stock and Deep Isolation Preferred Stock (defined below) as of immediately prior to the Effective Time, were converted at a conversion ratio of 25.837283 (the “Conversion Ratio”) for an aggregate of 44,247,429 shares of the Company’s common stock;

(2)	Each issued and outstanding stock option to purchase Deep Isolation common stock converted into a stock option to purchase shares of the Company’s common stock, with an exercise price and number of shares of the Company’s common stock purchasable based on the Conversion Ratio and other terms contained in the Merger Agreement (the “Assumed Options”). On an as-converted basis, the Assumed Options constitute options to purchase an aggregate of 5,752,566 shares of the Company’s common stock;

(3)	The Company approved and adopted the 2025 Equity Incentive Plan (the “2025 Plan”) and reserved 10,752,566 shares of the Company’s common stock for future issuance in connection therewith, comprised of (i) 5,752,566 shares of the Company’s common stock issuable upon the exercise of the Assumed Options and (ii) the remainder reserved for future issuances of incentive awards under the 2025 Plan; and

(4)	The Company issued 83,333 shares of the Company’s common stock to an advisor in consideration for services rendered in connection with the Merger (the “Advisor Shares”).

As discussed in Note 1, the Merger was accounted for as a reverse acquisition accompanied by a recapitalization in accordance with U.S. GAAP. Deep Isolation was determined to be the accounting acquirer in the Merger primarily based on the following: (i) Deep Isolation stockholders have a controlling voting interest in the combined company, (ii) Deep Isolation designated the entire governing body of the combined company, (iii) the executive officers of the combined company immediately after the Acquisition Date are the same individuals as those of Deep Isolation immediately prior to the Effective Time, (iv) the relative size of Deep Isolation and Aspen and (v) Deep Isolation’s operations comprise the ongoing operations of the combined company.

Accordingly, all historical financial information presented in the condensed consolidated financial statements represents the accounts of Deep Isolation and its wholly owned subsidiaries. Net assets were stated at historical cost, and no goodwill or other intangible assets were recorded as a result of the Merger, consistent with the treatment of the Merger as a reverse acquisition.

Concurrently with the consummation of the Merger, the Company also issued and sold 11,012,387 shares of common stock pursuant to a private placement offering at a purchase price of $3.00 per share (the “Offering”) for gross proceeds of $33.0 million and total offering costs of $4.2 million. In connection with the Offering, the Company also issued to (i) each of the placement agents, A Warrants to purchase an aggregate of 829,730 shares of Company common stock at an exercise price of $3.00 per share and (ii) certain of the placement agents, B Warrants to purchase an aggregate of 166,667 shares of Company common stock at an exercise price of $0.0001 per share. Refer to Note 7 for further details.

Transaction costs consist of direct legal, accounting and other fees relating to the consummation of the Merger and are included in the offering costs of $4.2 million. Transaction costs related to the issuance of shares were recorded as a reduction to additional paid-in capital.

The number of shares of common stock issued and outstanding immediately following the consummation of the Merger and Offering was as follows:

Shares
Common stock – Deep Isolation, converted to Deep Isolation Nuclear stock	44,247,429
Common stock – Issued in Offering	11,012,387
Common stock – Aspen, outstanding prior to Merger	2,166,667
Common stock – Advisor Shares	83,333

Total shares outstanding immediately after the Merger and Offering	57,509,816

Because Aspen was a non-operating public shell with nominal activity and neither conducted substantive operations nor generated significant revenues or expenses prior to the Merger, management determined that providing supplemental pro forma information as if the Merger had occurred on January 1, 2024 would be impracticable and immaterial to these condensed consolidated financial statements.

Note 4. Revenue Recognition

The Company is in the business of developing geologic repository technology for the purpose of nuclear waste storage or disposal activities, including any related consulting services for such activities.

Disaggregation of Revenue

The Company’s business segments are organized based on the nature and economic characteristics of our services, ensuring meaningful disaggregation of each segment’s operational results. The following tables provide a detailed breakdown of our revenue:

Revenue by Contract Type (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Grant revenue	$1,444	$1,930	$3,699	$4,570
Remediation, administrative and consulting services and other revenue	239	288	1,138	921
Total revenue by contract type	$1,683	$2,218	$4,837	$5,491

Contract Balances

The timing of revenue recognition and billings results in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent advance payments from customers in advance of the completion of our performance obligations.

The following table represents changes in our contract assets. Our contract assets of $141 thousand as of September 30, 2025 relate to various customers for nuclear waste disposal services which are expected to be completed in 2025.

Contract Assets (in thousands)	Amount
Balance as of January 1, 2025	$111
Add: Revenue recognized but not yet billed	454
Less: Billed and transferred to receivables	(464)
Balance as of March 31, 2025	$101
Add: Revenue recognized but not yet billed	1,166
Less: Billed and transferred to receivables	(1,098)
Balance as of June 30, 2025	$168
Add: Revenue recognized but not yet billed	1,114
Less: Billed and transferred to receivables	(1,142)
Balance as of September 30, 2025	$141

Revenue recognized in each period relates to performance obligations satisfied within the respective period. The Company has $414 thousand contract liabilities as of September 30, 2025 and $0 as of December 31, 2024.

Allowance for Credit Losses

An allowance of $112 thousand and $128 thousand has been recorded as of September 30, 2025 and December 31, 2024, respectively.

Amount (in thousands)
Balance, January 1, 2025	$128
Add: Additions	8
Less: Write-offs and Recoveries	-
Balance, March 31, 2025	$136
Add: Additions	4
Less: Write-offs and Recoveries	-
Balance, June 30, 2025	$140
Add: Additions	5
Less: Write-offs and Recoveries	(33)
Balance, September 30, 2025	$112

Note 5. Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following at (in thousands):

	September 30, 2025	December 31, 2024
Furniture and fixtures	$36	$36
Office and computer equipment	201	170
Automobiles	270	270
Leasehold improvements	20	12
Property, plant and equipment	527	488

Less: accumulated depreciation	(460)	(433)

Property, plant and equipment, net	$67	$55

For the nine months ended September 30, 2025, additions by the Company to property, plant and equipment totaled $39 thousand. Depreciation expense recognized during the nine months ended September 30, 2025 and 2024 was $27 thousand and $22 thousand, respectively, and depreciation expense recognized during the three months ended September 30, 2025 and 2024 was $9 thousand and $7 thousand, respectively, which are included in depreciation and amortization expense on the condensed consolidated statements of operations.

Note 6. Intangible Assets

Intangible assets consist of the following at (in thousands):

	September 30, 2025	December 31, 2024
Tradename	$200	$200
Customer relationships	200	200
Less: accumulated amortization	(307)	(247)
Intangible assets, net	$93	$153

Useful life (years)	5	5

For the nine months ended September 30, 2025 and 2024, amortization expense of $30 thousand was recognized for Tradename and amortization expense of $30 thousand was recognized for Customer Relationships for each period. The weighted average remaining amortization period for intangible assets is approximately 1.2 and 1.9 years as of September 30, 2025 and December 31, 2024, respectively. The following table summarizes the expected future amortization for our definite-lived intangible assets (in thousands):

Amount
Three months ending December 31, 2025	$20
Year ending December 31, 2026	73
Total	$93

Note 7. Stockholders’ Equity

Common stock

As discussed in Note 3, in connection with the Merger consummation, the Company filed its amended and restated certificate of incorporation, which authorized the issuance of up to 300,000,000 shares of common stock with a par value of $0.0001 per share. Pursuant to the Offering, the Company issued and sold 11,012,387 shares of common stock at a purchase price of $3.00 per share for gross proceeds of $33.0 million and total offering costs of $4.2 million.

As of September 30, 2025 and December 31, 2024, the Company had 300,000,000 and 55,550,158 shares of common stock authorized, respectively, and 57,509,816 and 19,996,529 shares issued and outstanding, respectively. As of September 30, 2025 and December 31, 2024, there were 242,490,184 and 35,553,629 shares available for issuance, respectively.

Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the priority rights of holders of preferred stock outstanding. Holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.

Preferred stock

As discussed in Note 3, in connection with the Merger consummation, the Company filed its amended and restated certificate of incorporation, which authorized the issuance of up to 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

As of December 31, 2024, Deep Isolation had 655,351 shares of Series A Convertible Preferred Stock issued and outstanding. Additionally, Deep Isolation had 115,057 shares of Series A Prime Convertible Preferred Stock issued and outstanding as of December 31, 2024. Together, these are referred to as the “Deep Isolation Preferred Stock”. Pursuant to the Merger, all issued and outstanding Deep Isolation Preferred Stock as of immediately prior to the Effective Time, was converted into shares of the Company’s common stock. As of September 30, 2025, no shares of preferred stock are issued or outstanding.

Long-term incentive compensation plan

The Company previously maintained the 2018 Equity Incentive Plan, as amended (the “2018 Plan”), under which the Company previously granted stock options. The 2018 Plan was terminated and all outstanding options issued under the 2018 Plan were assumed by the 2025 Equity Incentive Plan (the “2025 Plan” and together with the 2018 Plan, the “Plans”). The Company currently maintains the 2025 Plan, which was approved and adopted pursuant to the Merger Agreement, under which the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to employees, directors and consultants of the Company.

The Company has reserved 10,752,566 shares of the Company’s common stock for future issuance in connection therewith, comprised of (i) 5,752,566 shares of common stock issuable upon the exercise of the Assumed Options and (ii) the remainder reserved for future issuances of incentive awards under the 2025 Plan at the discretion of the Board of Directors (the “Board”) to officers, key employees, consultants and directors. Refer to Note 13. Stock-Based Compensation for further details.

Warrants

In connection with the Offering, the Company issued to (i) each of the placement agents, A Warrants to purchase an aggregate of 829,730 shares of Company common stock at an exercise price of $3.00 per share and (ii) certain of the placement agents, B Warrants to purchase an aggregate of 166,667 shares of Company common stock at an exercise price of $0.0001 per share (the “Warrants”). The Warrants are exercisable at any time following their issuance. They will expire on the earlier of (i) five years from the issuance date or (ii) the third anniversary of the date on which the Company’s common stock is first listed for trading on a recognized trading market.

The Warrants qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of stockholders’ equity on the condensed consolidated balance sheets at their issuance date fair value without subsequent fair value re-measurement.

As of September 30, 2025, none of the Warrants have been exercised and all 996,397 remain outstanding. There were no warrants outstanding as of December 31, 2024.

Note 8. Leases

We entered into various arrangements (or leases) that convey the rights to use and control identified underlying assets for a period of time in exchange for consideration.

We lease various offices and equipment. From time to time, we may also enter into an arrangement in which the right to use and control an identified underlying asset is embedded in another type of contract.

The components of lease cost for the Company’s leases are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Leases:
Lease cost	$36	40	$112	120

Finance Leases:
Amortization of ROU assets	1	-	2	-
Interest on lease liability	-	-	1	-

Total lease cost	$37	40	115	120

Supplemental information related to the Company’s leases are as follows:

	September 30, 2025	December 31, 2024

Operating lease
Weighted-average remaining lease term (in years)	2.1	2.7
Weighted-average discount rate	8.50%	8.47%
Finance lease
Weighted-average remaining lease term (in years)	3.9	4.6
Weighted-average discount rate	9.00%	9.00%

The remaining future minimum lease payments under the Company’s leases are as follows (in thousands):

	Operating Leases	Finance Leases
Three months ending December 31, 2025	$35	$1
Year ending December 31,
2026	144	4
2027	147	4
2028	12	4
2029	-	2
Total future minimum lease obligations	$338	$15
Less: imputed interest on lease obligations	(31)	(3)
Net present value of lease obligations	$307	$12
Net present value of lease obligations – current portion	122	3
Net present value of lease obligations – non-current portion	$185	$9

Supplemental cash flow and other information related to our leases were as follows (in thousands):

	September 30, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$114	$159
Operating cash flow from finance leases	$1	$1
Financing cash flow from finance leases	$1	$1
ROU assets obtained in exchange for lease obligations for:
Operating liabilities	$-	$-
Finance liabilities	$-	$15

Note 9. Accrued Expenses

Accrued expenses are composed of Accrued payroll and Other current liabilities on the condensed consolidated balance sheets and include the following as of include the following as of (in thousands):

	September 30, 2025	December 31, 2024

Salaries and employee benefits	$345	$519

Other current liabilities:
Accrued legal fees	88	38
Accrued accounting fees	15	70
Other accrued expenses	133	4
Total other current liabilities	236	112
Totals	$581	$631

Note 10. Related Party Transactions

Deep Borehole Demonstration Center. Deep Isolation is a member of the Deep Borehole Demonstration Center (“DBDC”). The DBDC is a 501(c)(3) organization that is seeking to obtain multinational membership and funding to demonstrate borehole disposal technology. Deep Isolation employees fill the positions of Chair of the board, Secretary and Treasurer for the DBDC. The DBDC has external members and independent directors, but was started by Deep Isolation and Deep Isolation continues to be involved in the organization. This includes an Administrative Services Agreement that allows Deep Isolation to charge the DBDC for the time the Secretary and Treasurer spend on DBDC business. The amount payable to Deep Isolation from the DBDC was $114 thousand and $128 thousand as of September 30, 2025 and December 31, 2024, respectively, which are fully reserved as of the respective period-ends.

NAC International, Inc. NAC International, Inc. (“NAC”) is a stockholder of the Company and its CEO serves as a director on the Company Board. NAC also provides services to Deep Isolation for revenue generating contracts and has rights to manufacture canisters for Deep Isolation. As of September 30, 2025 and December 31, 2024, Deep Isolation had an outstanding payable to NAC of $16 thousand and $51 thousand, respectively.

Deep Fission, Inc. Deep Fission, Inc. (“DFI”), a company co-founded by Deep Isolation’s co-founders and Board Chair, is a related party. In 2025, Deep Isolation provided certain services to DFI. As of September 30, 2025, Deep Isolation did not have an outstanding receivable from DFI.

Below is a summary of related party activities for the nine months ended September 30, 2025 and 2024 (in thousands):

Related Party	Balance Sheet Account	As of January 1, 2025	Expenses Incurred (COS)	Revenue	Cash Received / Paid	As of September 30, 2025

DBDC	Accounts Receivable	$128	$-	$24	$(38)	$114
NAC	Accounts Payable	51	49	16	(100)	16
DFI	Accounts Receivable	-	-	50	(50)	-

Related Party	Balance Sheet Account	As of January 1, 2024	Expenses Incurred (COS)	Revenue	Cash Received / Paid	As of September 30, 2024

DBDC	Accounts Receivable	$145	$-	$26	$(45)	$126
NAC	Accounts Payable	-	247	-	(155)	92
DFI	Accounts Receivable	-	-	4	(1)	3

Note 11. Income Tax

The income tax expense (benefit) components for the nine months ended September 30 is as follows (in thousands):

	2025	2024
Current tax expense/(benefit)
Federal	$-	$-
Foreign	-	-
State	1	1
Deferred tax expense/(benefit)
Federal	-	-
Foreign	-	-
State	-	-
Total tax expense/(benefit)	$1	$1

The components of the net deferred tax assets and liabilities is as follows (in thousands):

	September 30, 2025	December 31, 2024
Deferred tax assets:
Intangibles	$433	$729
Accrued expenses	31	16
Lease liability	71	91
NOL	6,597	5,608
Returns allowance	26	30
Other	36	-
Total net deferred tax assets	7,194	6,474
Valuation allowance	(7,111)	(6,374)
Deferred tax liabilities:
Depreciation	(13)	(10)
ROU asset	(69)	(90)
Total net deferred tax liabilities	(82)	(100)
Net deferred tax asset/(liability)	$-	$-

A reconciliation of the Company’s provision for income taxes at the federal statutory rate to the reported income tax provision for the nine months ended September 30 is as follows (in thousands):

	2025	2024

Computed “expected” tax benefit	$(655)	$(167)
State income tax benefit, net of federal tax effect	(62)	(10)
Foreign Rate Differential	(12)	51
Other permanent differences	26	12
Change in valuation allowance	704	115
Income tax expense (benefit)	$1	$1

At September 30, 2025, the Company has federal, state, and UK net operating loss carryforwards of approximately $22.9 million, $15.6 million and $2.8 million, respectively. Under the CARES Act, the federal net operating loss carryforwards that originated after 2017 will have an indefinite life and may be used to offset 80% of future taxable income. For tax year beginning January 1, 2021, federal net operating losses may be used to offset 80% of a future year’s taxable income. The state net operating losses carryforward for between 15-20 years and begin to expire in 2039. The UK net operating loss carryforward has an indefinite life.

The Company’s ability to utilize a portion of its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. An ownership change under Section 382 has not been determined at this time.

Deferred income tax assets represent future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. ASC Topic 740, Income Taxes, required that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Based on available objective evidence, management believes it is more likely than not that the deferred tax assets will not be recognized. Accordingly, during the nine months ended September 30, 2025 and 2024, the Company maintained a 100% valuation allowance against its deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction, various states, and the United Kingdom. The Company does not believe an uncertain tax position exist as of September 30, 2025. Based on the Company’s assessment of many factors, including past experience and complex judgements about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months. In connection with the adoption of the referenced provisions, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of September 30, 2025 and December 31, 2024, the Company had no accrued interest and penalties. The Company’s federal, state, and UK tax returns are open for review going back to the 2022 and 2021 tax years, respectively.

On July 4, 2025, the One Big Beautiful Bill Act of 2025 was enacted into law. Among its provisions, the reinstatement of full expensing for research and development expenditures is applicable to the Company. While further regulatory guidance is anticipated regarding the treatment of prior periods, the Company expects that the previously recognized deferred tax asset related to Section 174 will be reversed into the NOL, resulting in an increase in net operating loss carryforwards.

Note 12. Employee Benefits – 401(k) Plan

The Company sponsors a defined contribution 401(k) Plan with Company contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 4% of compensation. The expense for the 401(k) Plan were $58 thousand and $25 thousand for the three months ended September 30, 2025 and 2024, respectively, and $125 thousand and $73 thousand for the nine months ended September 30, 2025 and 2024, respectively, which are included in selling, general and administrative expenses on the condensed consolidated statements of operation.

Note 13. Stock-Based Compensation

Stock Options

As discussed in Note 7, Deep Isolation previously maintained the 2018 Plan, under which Deep Isolation previously granted stock options. The 2018 Plan had authorized only Nonstatutory Stock Options (“NSOs”) and Incentive Stock Options (“ISOs”).

The Company currently maintains the 2025 Plan, which was approved and adopted pursuant to the Merger Agreement, under which the Company may grant options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares and other stock-based awards to employees, directors and consultants of the Company. Upon the termination of the 2018 Plan, the Assumed Options from the 2018 Plan were assumed by the 2025 Plan and are now subject to the terms and conditions of the 2025 Plan.

The term of each stock option granted under the 2025 Plan shall be fixed by the Board, or the Board may delegate administration of the Plan to the Board’s Compensation Committee (the “Plan Administrator”). For most grants governed by the 2025 Plan, 25% of the options granted vest after one year of service and then on a monthly basis over three years of service thereafter. Most grants under the 2025 Plan have been for a term of ten years for continued service. Options are granted in varying amounts and frequency to the Company’s directors, advisors and employees at the discretion of the Board. No stock options will be exercisable more than ten years after the grant date, or, in the case of an ISO granted to a 10% stockholder, more than five years after the grant date. The exercise price of any ISO granted under the Plans to an individual who is not a 10% stockholder at the time of the grant shall not be less than the fair market value of the shares at the time of the grant. The exercise price of any ISO granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of the grant. The exercise price of any NSOs granted under the Plans shall not be less than the fair market value of the shares at the time of the grant. The number of shares reserved for issuance under the 2025 Plan will increase automatically at the beginning of each fiscal year in an amount up to 4% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year. As of September 30, 2025, the Company has reserved 10,752,566 shares of the Company’s common stock (the “Share Reserve”) for future issuance under all option arrangements and had 5,000,000 shares available for issuance.

As discussed in Note 3, Deep Isolation accelerated vesting of all options to purchase common stock issued under the 2018 Plan outstanding immediately prior to the Effective Time. The total compensation expense recognized for common share options during the nine months ended September 30, 2025 and 2024, were $247 thousand, inclusive of $185 thousand for the accelerated vesting, and $85 thousand, respectively. Stock-based compensation is recognized in cost of services and selling, general and administrative expense.

The summary of the Company’s Plans as of September 30, 2025, and changes during the period then ended are presented as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	9,434,378	$0.11
Granted	826,147	0.20
Exercised	(4,372,520)	0.10		$526
Forfeited	(24,468)	0.18
Expired	(110,971)	0.18
Outstanding, September 30, 2025	5,752,566	$0.13	6.02	$9,808
Exercisable, September 30, 2025	5,752,566	$0.13	6.02	$9,808

The weighted average grant date fair value of options granted during the nine months ended September 30, 2025 was $2.02 per share based on the following assumptions used in the Black-Scholes option pricing model:

September 30, 2025

Expected volatility	29.9% to 31.9%
Expected dividend yield	-%
Expected term (in years)	5.0 to 6.0
Risk-free interest rate	4.0% to 4.1%

The fair value of options granted for the nine months ended September 30, 2025 was $65 thousand. During the three months ended September 30, 2025, the remaining unrecognized stock option compensation expense for the outstanding awards under the 2018 Plan was recognized as of immediately prior to the Effective Time. Cash received from the exercise of stock options totaled $432 thousand for the nine months ended September 30, 2025. The Company estimates fair value of stock options using the Black-Scholes valuation model.

Note 14. (Loss) Earnings Per Common Share

The Company computes basic and diluted earnings per share by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the three months ended September 30, 2025, and the nine months ended September 30, 2025 and 2024, basic and dilutive net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of common stock equivalents in the calculation of diluted net loss per common share would have been anti-dilutive.

The calculation of basic and diluted net loss per share for the three and nine months ended September 30, 2025 includes 166,667 of the B Warrants that remain outstanding as of September 30, 2025.

The following table reconciles the (loss) income and average share amounts used to compute both basic and diluted earnings per share (amounts in thousands, except for share and per share data):

	Nine Months Ended September 30,
	2025	2024
Loss per common share - basic and diluted
Net loss available to common stockholders - basic and diluted	$(2,836)	$(355)
Weighted average shares outstanding - basic and diluted	45,750,667	39,817,959
Basic and diluted loss per common share	$(0.06)	$(0.01)

	Three Months Ended September 30,
	2025	2024
(Loss) income per common share - basic and diluted
Net (loss) income available to common stockholders - basic and diluted	$(1,307)	$189
Weighted average shares outstanding - basic	54,260,091	39,898,456
Basic (loss) income per common share	$(0.02)	$0.00
Effect of dilutive securities:
Stock options (treasury stock method)	-	4,300,158
Weighted average shares outstanding - diluted	54,261,667	44,198,614
Diluted (loss) income per common share	$(0.02)	$0.00

The calculation of diluted net loss per share for the three months ended September 30, 2024 excludes 4,300,158 stock options because their inclusion would have been anti-dilutive.

Note 15. Segment Reporting

In accordance with ASC 280, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in assessing performance and deciding how to allocate resources. The Company’s CODM is its CEO, who performs such assessments and allocates resources based on information at the consolidated level.

The Company’s two reportable segments are: (1) Deep Isolation Inc, Deep Isolation US & EMEA and (2) Freestone. See Note 2 for a description of the Company’s reportable segments. The Company had no inter-segment sales for the periods presented.

In accordance with ASC 280, operating segments are defined as components of an enterprise about which separate financial information is available that is regularly reviewed by the CODM in assessing performance and deciding how to allocate resources. The Company’s CODM is its CEO, who performs such assessments and allocates resources based on information at the consolidated level.

The Company’s two reportable segments are: (1) Deep Isolation US & EMEA and (2) Freestone. See Note 2 for a description of the Company’s reportable segments. The Company had no inter-segment sales for the periods presented.

The Company’s income statements by segment, significant segment expenses, and segment assets are presented below (in thousands):

	Three Months Ended September 30, 2025
	Deep Isolation US & EMEA	Freestone	Total
Revenues	$636	$1,047	$1,683
Cost of services	240	460	700
Depreciation and amortization expense	-	29	29
Selling, General and Administrative expenses	2,098	395	2,493
Operating (Loss) Income	$(1,702)	$163	$(1,539)
Other income/(expense), net	231	1	232
Segment (loss) income before income tax	$(1,471)	$164	$(1,307)
Income tax (benefit) expense	-	-	-
Segment (loss) income	$(1,471)	$164	$(1,307)

	Nine Months Ended September 30, 2025
	Deep Isolation US & EMEA	Freestone	Total
Revenues	$2,060	$2,777	$4,837
Cost of services	907	1,211	2,118
Depreciation and amortization expense	1	87	88
Selling, General and Administrative expenses	4,589	1,112	5,701
Operating (Loss) Income	$(3,437)	$367	$(3,070)
Other income/(expense), net	233	2	235
Segment (loss) income before income tax	$(3,204)	$369	$(2,835)
Income tax (benefit) expense	1	-	1
Segment (loss) income	$(3,205)	$369	$(2,836)

	As of September 30, 2025
	Deep Isolation US & EMEA	Freestone	Total
Cash and cash equivalents	$27,326	$883	$28,209
Accounts receivable, net	429	1,086	1,515
Contract assets	48	93	141
Other current assets	1,009	39	1,048
Property, plant and equipment, net	-	67	67
Intangible assets, net	-	93	93
Finance lease right-of-use assets	-	12	12
Operating lease right-of-use assets	-	299	299
Goodwill	-	182	182

	Three Months Ended September 30, 2024
	Deep Isolation US & EMEA	Freestone	Total
Revenues	$800	$1,418	$2,218
Cost of services	510	573	1,083
Depreciation and amortization expense	1	27	28
Selling, General and Administrative expenses	838	13	851
Operating (loss) income	$(549)	$805	$256
Other Income/(expense), net	40	(107)	(67)
Segment (loss) income before income tax	$(509)	$698	$189
Income tax (benefit) expense	-	-	-
Segment (loss) income	$(509)	$698	$189

	Nine Months Ended September 30, 2024
	Deep Isolation US & EMEA	Freestone	Total
Revenues	$2,087	$3,404	$5,491
Cost of services	1,353	1,498	2,851
Depreciation and amortization expense	2	80	82
Selling, General and Administrative expenses	2,270	682	2,952
Operating (loss) income	$(1,538)	$1,144	$(394)
Other Income/(expense), net	150	(110)	40
Segment (loss) income before income tax	$(1,388)	$1,034	$(354)
Income tax (benefit) expense	1	-	1
Segment (loss) income	$(1,389)	$1,034	$(355)

	As of December 31, 2024
	Deep Isolation US & EMEA	Freestone	Total
Cash and cash equivalents	$944	$1,205	$2,149
Accounts receivable, net	348	651	999
Contract assets	20	91	111
Other current assets	50	30	80
Property, plant and equipment, net	3	52	55
Intangible assets, net	-	153	153
Finance lease right-of-use assets	-	14	14
Operating lease right-of-use assets	4	383	387
Goodwill	-	182	182

Geographical Information

The Company is domiciled in the United States, but also has operations in EMEA (UK). The following table summarizes net sales by geographic area (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
U.S.	$1,679	$2,141	$4,559	$5,197
EMEA	4	77	278	294
Total	$1,683	$2,218	$4,837	$5,491

The following table summarizes long-lived assets by geographic area (in thousands):

	As of September 30, 2025	As of December 31, 2024
U.S.	$471	$609
EMEA	-	-
Total	$471	$609

Major Customers

During the three months ended September 30, 2025 and 2024, four customers accounted for approximately 80% and 83% of the Company’s revenue, respectively (in thousands):

	2025		2024
	$	%	$	%
Revenue earned from Customer A	$156	9%	$488	22%
Revenue earned from Customer B	820	47%	964	43%
Revenue earned from Customer C	200	11%	-	-
Revenue earned from Customer D	-	-%	284	13%
Revenue earned from Customer E	221	13%	118	5%
Total revenues from major customers	$1,397	80%	$1,854	83%

During the nine months ended September 30, 2025 and 2024, three customers accounted for approximately 70% and 84% of the Company’s revenue, respectively (in thousands):

	2025		2024
	$	%	$	%
Revenue earned from Customer A	$882	17%	$1,294	24%
Revenue earned from Customer B	1,772	36%	2,209	40%
Revenue earned from Customer C	826	17%	-	-%
Revenue earned from Customer D	-	-%	1,087	20%
Total revenues from major customers	$3,480	70%	$4,590	84%

Note 16. Commitments and Contingencies

Legal Matters

In the normal course of conducting our business, the Company may be involved in various litigation. The Company is not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse effect on our financial position, liquidity or results of future operations.

Note 17. Subsequent Events

Management has evaluated subsequent events through November 14, 2025, the date the financial statements were available to be issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements for the years ended December 31, 2024 and 2023 as well as the unaudited interim condensed financial statements for the nine months ended September 30, 2024 and 2025 and the related notes thereto, included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report that are not purely historical are forward-looking statements involving risks and uncertainties. Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions not relating solely to historical matters or actual results. Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. You should review Part II-Other Information, Item 1A. Risk Factors in this report for a discussion of some of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements and could otherwise affect our intended plans of operations.

Overview

Global demand for reliable, clean energy is growing rapidly, fueled by increased power demand (including from AI and data centers), climate change and extreme weather events, recent geopolitical events, and increased load forecasts. Nuclear energy is, as the Company believes it should be, a critical contributor to the energy future. One of the biggest challenges to the adoption and deployment of nuclear energy solutions has been managing the disposal of nuclear waste.

From its founding in 2016, Deep Isolation’s mission has been to revolutionize the disposal of nuclear waste through the development and commercialization of innovative solutions for temporary storage and transportation of high-level waste (“HLW”), including spent nuclear fuel (“SNF”), and for permanent disposal of HLW in deep underground boreholes. The world’s current nuclear waste management model is limited to two options: above-ground interim storage and geologic disposal via mined repositories. Both options are extremely costly and, to date, neither has presented a viable, long-term solution to the global nuclear waste disposal problem. There are currently no operational mined repository facilities for the disposal of HLW or SNF; above-ground interim storage, which does not provide a permanent disposal solution, currently is the only waste management solution for HLW and SNF being practiced worldwide.

Following years of research and technical due diligence, Deep Isolation developed a solution for the permanent disposal of nuclear waste by packing the waste into patent-protected, corrosion-resistant canisters and then employing directional drilling to isolate the canisters in deep boreholes drilled into suitable rock formations deep underground. This technology will allow nuclear waste to be stored much deeper below the Earth’s surface than waste stored in mined repositories, increasing the safety of nuclear waste storage. The Company’s patented canisters can also be used for above-ground interim storage with no repackaging (or minimal repackaging where alternative canisters have been used for interim storage purposes). Deep Isolation believes its solutions will offer viable nuclear waste disposal solutions, reducing both human exposure to radioactive isotopes and the overall cost of nuclear waste disposal.

To date and for the foreseeable future, we will pursue grants, contracts, and awards from the U.S. federal government and certain foreign governments and non-governmental organizations to support research and development efforts geared toward studying and demonstrating the feasibility of our technologies and the use of deep borehole drilling (“DBD”) generally. We have also entered into strategic appraisal and operational planning contracts with customers; however, we have not yet entered into a binding implementation agreement with any customer to temporarily store or permanently dispose of nuclear waste through the implementation of our solutions, and there is no guarantee that we will be able to do so in the future.

Deep Isolation’s wholly owned subsidiary, Freestone, is a multi-discipline environmental and water resources consulting firm to federal, state, municipal and private clients. We believe its array of services is complimentary to Deep Isolation’s core disposal solution business. The Company receives cash flows from Freestone’s operations that are supplemental to cash flows produced by the Company’s core business, which reduces the Company’s consolidated use of cash and results in lower fundraising needs.

Our leadership team has a combined 100+ years of direct experience with nuclear solutions and engineering, government and community engagement and global strategy development. Our advisory board includes preeminent experts and Nobel laureates in nuclear science, technology and policy, as well as business leaders and entrepreneurs. We believe that the depth of our expertise and our technology solutions uniquely position us to become the market leader in the nuclear waste storage and disposal industry.

Products and Services

The Company currently offers the following products and services, in addition to the services offered by Freestone: (i) licenses to utilize its universal canister system (“UCS”) canisters and DBD technology, (ii) strategic appraisal, which involves analysis of the costs and benefits of our DBD solution as compared with other disposal solutions; and (iii) operational planning, which involves the completion of a comprehensive feasibility assessment, including the preparation of a generic design for our deep borehole repositories, an IAEA-compliant economic and strategic business case and a Generic Safety Case, a commercial model for implementation and a roadmap for all work needed to commission and implement our solutions.

Over the next twelve months, we anticipate we will continue to provide these products and services to existing and new customers as we also work to advance the necessary preparations for our full-scale-at-depth demonstration. We also plan to continue engaging with domestic and foreign lawmakers to advocate for the legal and regulatory changes necessary to allow for the commercialization of DBD and to update regulatory guidance on nuclear waste disposal methods. We expect that our operations in the near term will be funded by the proceeds from the Private Placement (see “Recent Developments—The Private Placement” below and Note 3 to the Financial Statements), additional government grants, contract awards and strategic appraisal and operational planning contracts. To the extent additional funding is needed and subject to market and other conditions, the Company may also pursue offerings of its debt and equity securities from time to time to support operations and capital expenditures.

The Company also offers implementation services, which includes the deployment of an IAEA-compliant disposal or storage system (depending on the customer’s needs) and consultancy services for siting, licensing, construction, hot and cold commissioning, operations, closure, post-closure monitoring and stakeholder engagement. To date, we have not yet entered into any implementation contracts with customers. While implementation contracts could be executed and related consultancy services could begin on a small scale prior to the completion of the full-scale-at-depth demonstration in anticipation of the successful completion of such demonstration and related safety testing, demand for and commercial adoption of our DBD solution likely will not occur until such demonstration and testing is complete. We expect that a full-scale-at-depth demonstration of our DBD solution, if successful, will spur demand for our implementation services in the coming years.

Next Steps

As described in “Recent Developments-The Private Placement” below and Note 3 to the Financial Statements, we received approximately $27.8 million in net proceeds from the Private Placement, which we expect to use to execute the next steps in our business plan. Our business plan has the following significant elements:

●	Full-Scale Demonstration — we expect to use the net proceeds from the Private Placement primarily to fund a full-scale-at-depth demonstration of our DBD technologies. We have begun the process of developing a demonstration facility in Texas to facilitate such demonstration, which involves constructing a new well at the facility that will be used for full-scale-at-depth demonstrations and related safety testing. We expect that construction, preparation and initial demonstration will take approximately three years to complete. We expect to incur demonstration costs, including construction, canister manufacturing, casing, surface handling, emplacement and retrieval testing, general and administrative, travel and other related costs, of approximately $8.1 million, $7.4 and $3.6 million in the first three years, respectively, of the project. We believe that full-scale demonstrations of our DBD technologies will validate the safety and feasibility of our solution and foster enhanced engagement and support both from potential clients identified in our pre-sales engagement stage and current clients who have engaged us for strategic appraisal and operational planning services.

●	Increased Client Engagement — we expect that such validation of our DBD technologies through full-scale demonstrations will further support the execution of our sales pipeline, including active proposals for commercial contracts and additional governmental subsidies. We believe such demonstrations will also foster enhanced client engagement generally and facilitate advancement of clients through the familiarization, confidence-building and product adoption stages of our client engagement process.

●	Product Adoption — ultimately, our goal is to be the leading provider of permanent HLW and SNF disposal services globally. We believe that the broader client engagement expected to result from full-scale-at depth demonstrations of our DBD technologies will result in additional strategic appraisal and operational planning contracts, which are in turn expected to result in implementation contracts.

However, we anticipate that we will continue to experience operating losses in 2025 and 2026 as we seek to implement our long-term strategic plan. Additionally, the adoption of our technologies in the United States will require Congressional action in the form of legislative changes, which we cannot guarantee will occur or, even if they do occur, be favorable to our objectives and business plan. As a result, we may not achieve the growth potential we expect or may grow more slowly than expected, and it is difficult to project the success of our business model and operations. Also, our ability to promote and facilitate the adoption of our technologies, as well as our future success and financial performance, is dependent upon numerous factors. Please refer to Part II – Other Information, Item 1A. Risk Factors.

RECENT DEVELOPMENTS

The Merger

As described in Note 3 to the Financial Statements, on the Closing Date, we completed the Merger, as a result of which Deep Isolation became our wholly owned subsidiary. It will continue its existing business operations.

At the Effective Time of the Merger, we issued 44,247,429 shares of our common stock to existing holders of Deep Isolation capital stock (including to holders of 2018 Plan options who elected to exercise their options before the Effective Time of the Merger). We also assumed the Assumed Options and reserved a total of 10,752,566 shares of our common stock under the 2025 Plan, of which 5,752,566 of such shares of our common stock are issuable upon the valid exercise of the Assumed Options, with the remainder are available for future issuances of awards under the 2025 Plan. Aspen’s existing stockholders continued to hold an aggregate of 2,166,667 Retained Pre-Merger Shares, and on the Closing Date we also issued 83,333 Advisor Shares to Ali Kashani in consideration for services rendered in connection with the Merger.

The Private Placement

Immediately following the Effective Time of the Merger, we sold 11,012,387 shares of our common stock at a price of $3.00 per share in the Private Placement. In connection with the Private Placement, we also issued to (i) each of the Placement Agents A Warrants to purchase an aggregate of 829,730 shares of our common stock at an exercise price of $3.00 per share and (ii) certain of the Placement Agents B Warrants to purchase an aggregate of $500,000 worth of shares of our common stock at an exercise price of $0.0001 per share.

The table directly below presents a fully-diluted capitalization table after giving effect to the Merger, the Private Placement, and adoption of the 2025 Plan, and related transactions:

Pro Forma Ownership	Shares	Fully Diluted %
Deep Isolation Stockholders	44,247,429	63.89%
Private Placement Investors	9,161,570	13.23%
Deep Isolation Investors(1)	1,850,817	2.67%
Retained Pre-Merger Shares	2,166,667	3.13%
Advisor Shares	83,333	0.12%
Placement Agent A Warrants	829,730	1.2%
Placement Agent B Warrants	166,667	0.24%
2025 Plan Option Shares Reserved But Unissued(1)	10,752,566	15.53%
Total shares outstanding or unissued but reserved for issuance	69,258,779	100%

(1)	Existing officers, directors and stockholders of Deep Isolation and their respective friends and family who participated in the Private Placement are referred to herein as the “Deep Isolation Investors.”

(2)	Includes 5,752,566 shares of common stock issuable upon the exercise of the Assumed Options.

 Accounting Considerations

The historical financial statements and related footnotes included herein hereto include descriptions of Deep Isolation’s previously outstanding capital stock; however, in connection with the Merger, all shares of Deep Isolation’s capital stock, including all shares of Deep Isolation’s Preferred Stock, were converted into shares of our common stock. See Note 3. Reverse Merger and Note 7. Stockholders’ Equity in the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the Merger, the Private Placement and the related conversion of the shares of Deep Isolation’s capital stock.

For financial reporting purposes, the Merger was treated as a recapitalization and reverse acquisition. Deep Isolation is considered the acquirer for accounting purposes, meaning that the historical financial results of Deep Isolation prior to the Merger are considered our historical financial results under applicable accounting principles. Thus, a discussion of the past financial results of Aspen is not pertinent.

CRITICAL ACCOUNTING ESTIMATES

This management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We base our estimates on historical experience, known trends and events, and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

Please also refer to Note 2. Basis of Presentation and Summary of Significant Accounting Policies in the Notes to the Unaudited Condensed Consolidated Financial Statements for more information.

RESULTS OF OPERATIONS

Components of Results of Operations

Revenue

The Company derives its revenue primarily from environmental remediation supporting services, consulting services and technology development grants related to nuclear waste disposal services globally. Revenue is recognized when the Company satisfies its performance obligations to its customers, which generally occurs at a set delivery of the deliverables as specified in its customer contracts, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reports any tax assessed by a governmental authority that the Company collects from its customers that is both imposed on and concurrent with its revenue-producing activities (such as sales, use, value-added and excise taxes) on a net basis (meaning the Company does not recognize these taxes in either its revenues or its costs and expenses).

Operating Expenses

Cost of services includes all direct costs incurred in delivering the Company’s nuclear waste disposal solutions. These costs are primarily comprised of salaries, subcontractor fees and direct costs which are directly attributable to the provision of the services described above.

Depreciation and amortization expenses include depreciation of property, plant and equipment and amortization of intangible assets. Depreciation is based on the estimated useful lives of the assets using the straight-line method. All intangible assets are amortized on a straight-line basis over their respective estimated useful lives.

Selling, General and Administrative expenses primarily consist of costs associated with administrative staff salaries, facilities, utilities, insurance, marketing & advertising, stock-based compensation, legal fees and other office expenses related to the Company’s business functions. Selling, General and Administrative expenses also include research and development expenses, which include legal fees and registration fees related to the Company’s pursuit and filing of a patent.

Other Income (Expense), Net

Other income (expense) consists primarily of interest income, interest expenses, foreign currency exchange gain (loss) and other miscellaneous expenses.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth our summarized consolidated financial information for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$4,837	$5,491	$(654)	-12%
Cost of services	(2,118)	(2,851)	733	26%
Gross profit	2,719	2,640	79	3%

Operating expenses:
Depreciation and amortization expense	88	82	6	7%
Selling, general and administrative expenses	5,701	2,952	2,749	93%
Total operating expenses	5,789	3,034	2,755	91%

Income (loss) from operations	(3,070)	(394)	(2,676)	-679%

Other income (expense)	235	40	195	488%
Net income (loss) before income taxes	(2,835)	(354)	(2,481)	-701%

Provision for income taxes	1	1	0	-%
Net income (loss)	$(2,836)	$(355)	$(2,481)	-699%

Other comprehensive income (loss):
Foreign currency translation adjustments	120	51	69	135%
Total other comprehensive income (loss)	120	51	69	NM
Net income (loss) and other comprehensive loss	$(2,716)	$(304)	$(2,412)	-794%

NM= Not Meaningful

Revenue

Revenue decreased by approximately $654 thousand, or 12%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in revenue was primarily attributable to a decrease in the scope of work for Freestone’s contracts and an increase in the number of fixed-price contracts as compared to variable-price contracts during the period, partially offset by a slight increase in the amount of Deep Isolation’s contracts. Deep Isolation’s increase in revenue is due to existing contracts that continue to be executed and the work scopes on those contracts included increased revenues and deliverables toward the end of the projects.

Operating Expenses

Cost of services decreased by approximately $733 thousand, or 26%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The decrease in cost of services was primarily attributable to a decrease in the scope of work for Freestone’s contracts during the period. The decrease in Freestone’s scopes of work resulted in fewer billable hours for existing employees and a reduced need for subcontractors, and thus a reduction in overall cost of services.

Depreciation and amortization expense remained relatively constant for the for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Depreciation and amortization expense includes depreciation of property, plant and equipment and amortization of intangible assets.

Selling, General and Administrative expenses increased by approximately $2,749 thousand, or 93%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily attributable to higher accounting, audit, legal and travel expenses associated with the Merger.

Other Income, Net

Other income, net increased by approximately $196 thousand, or 879%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to interest income received from the investment of the Merger proceeds.

Net Loss

Net loss increased by $3,662 thousand, or 229%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, due to the fluctuations described above under “Revenue,” “Operating Expenses,” and “Other Income (Expense), Net.”

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth our summarized consolidated financial information for the periods indicated (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue	$1,683	$2,218	$(535)	-24%
Cost of services	(700)	(1,083)	383	35%
Gross profit	983	1,135	(152)	-13%

Operating expenses:
Depreciation and amortization expense	29	28	1	4%
Selling, general and administrative expenses	2,493	851	1,642	193%
Total operating expenses	2,522	879	1,643	187%

Income (loss) from operations	(1,539)	256	(1,795)	NM

Other income (expense)	232	(67)	299	NM
Net income (loss) before income taxes	(1,307)	189	(1,496)	NM

Provision for income taxes	-	-	-	0%
Net income (loss)	$(1,307)	$189	$(1,496)	NM

Other comprehensive income (loss):
Foreign currency translation adjustments	160	72	88	122%
Total other comprehensive income (loss)	160	72	88	122%
Net income (loss) and other comprehensive loss	$(1,147)	$261	$(1,408)	NM

NM= Not Meaningful

Revenue

Revenue decreased by approximately $535 thousand, or 24%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in revenue was primarily attributable to a decrease in the scope of work for Freestone’s contracts and an increase in the number of fixed-price contracts as compared to variable-price contracts during the period, partially offset by a slight increase in the amount of Deep Isolation’s contracts. Deep Isolation’s increase in revenue is due to existing contracts that continue to be executed and the work scopes on those contracts included increased revenues and deliverables toward the end of the projects.

Operating Expenses

Cost of services decreased by approximately $383 thousand, or 35%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The decrease in cost of services was primarily attributable to a decrease in the scope of work for Freestone’s contracts during the period, resulting in fewer billable hours for employees and a reduced need for subcontractors, and thus a reduction in overall cost of services.

Depreciation and amortization expense remained relatively constant for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. Depreciation and amortization expense includes depreciation of property, plant and equipment and amortization of intangible assets.

Selling, General and Administrative expenses increased by approximately $1.6 million, or 193%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024. The increase in selling, general and administrative expenses was primarily attributable to higher accounting, audit, legal and travel expenses associated with the Merger, the Private Placement and the reporting and other requirements associated with the Company’s becoming a public reporting company.

Other Income (Expense), Net

Other income (expense), net increased by approximately $300 thousand for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to interest income on proceeds from the Merger.

Net Loss

Net loss increased by $1.6 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, due to the events and activities described above under “Revenue,” “Operating Expenses,” and “Other Income (Expense), net.”

Liquidity and Capital Resources

Since inception, we have financed our operations primarily through the issuance and sale of our equity and debt securities. Our primary requirements for liquidity and capital are to finance working capital and capital expenditures associated with operating and managing the Company, as well as for general corporate purposes. As of September 30, 2025, our principal source of liquidity was our cash balance of $28.2 million. Since our inception, we have generated significant operating losses as reflected in our accumulated deficit of $30.0 million as of September 30, 2025, and have negative cash flows from operations of $3.3 million for the nine months ended September 30, 2025.

As discussed in “Overview—Next Steps,” we plan to conduct a full-scale demonstrations of our DBD technologies to validate their safety and feasibility at a demonstration facility currently under development in Texas. We expect that construction, preparation and initial demonstration will take approximately two to three years to complete We expect to incur demonstration costs, including construction, canister manufacturing, casing, surface handling, emplacement and retrieval testing, general and administrative, travel and other related costs, of approximately $8.1 million, $7.4 and $3.6 million in the first three years, respectively, of the project. Inclusive of the year one demonstration costs, the Company anticipates a net loss of approximately $14 million in 2026.

We believe our existing cash, together with net proceeds from the Offering, will be sufficient to meet our operating working capital and capital expenditure requirements for at least the next twelve months. However, our management team will have broad discretion in making strategic decisions to execute our growth plans, and there can be no assurance that management’s decisions will result in successful achievement of our business objectives.  See Part II, Item 1A. Risk Factors.

Nine Months Ended September 30, 2025 and 2024

As of September 30, 2025, our cash and cash equivalents were $28.2 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change	Change %
Net cash used in operating activities	$(3,229)	$(709)	$(2,520)	355%
Net cash used in investing activities	(31)	-	(31)	NM
Net cash provided by financing activities	29,200	608	28,592	4702%
Net increase (decrease) in cash	25,940	(101)	26,041	NM
Effect of exchange rate on cash and cash equivalents	120	51	69	135%
Cash, beginning of period	2,149	2,761	(612)	-22%
Cash, end of period	$28,209	$2,711	$25,498	941%

NM=Not Meaningful

Operating Activities

Net cash used in operating activities increased by $2.5 million, or 355%, to $3.2 million for the nine months ended September 30, 2025 compared to the net cash used in operating activities of $709 thousand for the nine months ended September 30, 2024. The increase in cash used in operating activities was primarily attributable the increase in net loss driven by higher accounting, audit, legal and travel expenses associated with the Merger, the Private Placement, and the reporting and other requirements associated with the Company’s becoming a public reporting company.

Investing Activities

Net cash used in investing activities increased by $31 thousand, or 100%, to $31 thousand for the nine months ended September 30, 2025 compared to no net cash used in investing activities for the nine months ended September 30, 2024. The increase was driven by additions by the Company to property, plant and equipment.

Financing Activities

Net cash provided by financing activities increased by $28.6 million to $29.2 million for the nine months ended September 30, 2025 compared to the net cash provided by financing activities of $608 thousand for the nine months ended September 30, 2024. The increase in net cash provided by financing activities was primarily attributable to $28.8 million of net proceeds from our Merger transaction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for this reporting period and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Principal Executive Officer, who also serves as our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 and identified the following material weaknesses:

●	Ineffective implementation of Information Technology General Controls (“ITGCs”) to ensure appropriate change management and segregation of duties.

●	Inadequate controls relating to the documentation of the review and approval of reconciliations and other schedules prepared internally to be included or disclosed in the financial statements.

●	A lack of segregation of duties in the accounting and finance functions.

●	The Company did not complete a Sarbanes-Oxley (SOX) Section 404A assessment.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is continuing to actively work to remediate the material weaknesses described above, including the need for additional remediation steps and implementing additional measures to remediate the underlying causes that give rise to the material weaknesses. During the three months ending September 30, 2025, the Company hired a Corporate Controller, who is a CPA, with extensive experience in a public company setting.   She establishes immediate financial reporting leadership and has assumed responsibility for the development of a comprehensive system of internal controls over financial reporting and disclosure controls and procedures, including the evaluation and remediation of our IT systems.

The material weaknesses will be considered remediated when the Company concludes that, through testing, the applicable remedial controls are designed, implemented and operating effectively. As the Company continues to evaluate and improve disclosure controls and procedures and internal control over financial reporting, the Company may decide to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures identified.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of conducting our business, the Company may be involved in various litigation. The Company is not a party to any litigation or governmental proceeding which our management believes could result in any judgments or fines against us that would have a material adverse effect on our financial position, liquidity or results of future operations.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information in this Report, including our financial statements and the related notes and the information described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other filings with the Securities and Exchange Commission. If any of the events described below actually occurs, our business, results of operations, financial conditions, cash flows or prospects could be harmed. If that were to happen, you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business.

Risks Related to Our Business and Industry

The market for DBD is not yet established and may not develop on the timeline we expect or at all.

The market for DBD has not yet been established. The development of the market is subject to a number of factors, many of which are outside of our control. Challenges that could impact our expectations for the timeline and costs of market development might arise from obtaining federal, state, and local permits and approvals, transportation, threatened litigation, political or host community opposition to proposed DBD repository sites, access to and availability of raw materials, lack of requisite legislative changes where applicable and lack of support or opposition from governmental entities. As a result, the market for DBD and demand for our products and services may not develop on the timeline we expect or at all, which could cause our business and operations to suffer.

In particular, the market for DBD in the United States may never develop due to the current regulatory framework governing the permanent disposal of many types of nuclear waste. Currently, such laws and regulations authorize the U.S. Department of Energy (“DOE”) to oversee the siting, construction and operation of one deep geologic repository for HLW and SNF: the Yucca Mountain site designated pursuant to the Nuclear Waste Policy Act of 1982, as amended (the “NWPA”). Additionally, certain provisions of the NWPA prohibit the DOE from conducting site-specific activities at a repository site other than Yucca Mountain unless authorized by Congress. Congressional enactment of an alternative waste management plan through amendment of the NWPA is central to our ability to conduct permanent disposal activities in the U.S. in the future. If Congressional action is not taken to amend the NPWA, we will be unable to obtain the necessary permits and licenses to provide our DBD solutions to customers in the United States, which would have a material adverse effect on our business, results of operations and financial condition.

Our projections for the growth of the total addressable market for nuclear waste disposal are based on a number of assumptions and estimates, some or all of which may prove to be inaccurate or, even if accurate, may not result in the projected results. If demand for our nuclear waste storage and disposal solutions fails to develop sufficiently, our business and operations could suffer, and we would be unable to achieve profitability.

Our projections for the growth of the total addressable market over time are based on a number of internal and third-party assumptions and estimates, including, but not limited to, our potential contracted revenue, the number of current and potential customers who have expressed interest in our products and services, assumed nuclear power and nuclear waste generation levels, estimates of prices and production costs for our UCS canisters and the various components of our DBD solution, our ability to leverage our current sales pipeline into implementation contracts, and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors. As a result, our projections for the total addressable market may prove to be materially incorrect. Additionally, even if the estimates and assumptions underlying our projections are accurate, the actual total addressable market for nuclear waste disposal may be materially different from the market projected. If demand for our storage and disposal solutions fails to develop sufficiently, our business, operations and reputation could suffer materially, and we would be unable to achieve profitability.

We are subject to extensive laws and regulations relating to various aspects of our business. The nature of our business also requires us to interact with various governmental entities, making us subject to the policies, priorities, regulations, mandates, and funding levels of such governmental entities, and we may be negatively or positively impacted by any change thereto.

We are subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to the possession and disposal of radioactive materials; design, manufacture, operations, marketing and export of nuclear technologies; employment and labor; tax; data security of the operational and information technology we use; health and safety; and zoning and environmental issues. Laws and regulations at the foreign, federal, state and local levels may change and may be interpreted in different ways, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We cannot guarantee that our measures to monitor these developments and the time and resources we spend to comply with these laws, regulations and guidelines will be satisfactory to regulators or other third parties, such as our customers, who may also be subject to extensive governmental regulation.

We may need to expend substantial efforts to comply with any new and evolving laws and regulations applicable to our business, which may result in increased general and administrative expenses and a diversion of management time and attention. Moreover, changes in laws, the imposition of new or additional regulations or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows and financial condition, and lead to regulatory delays that could impact our ability to obtain licenses, certificates, authorizations, permits, and other types of regulatory approvals. Similarly, changes in the priorities, mandates and funding levels of the governmental entities with which we interact could impact our relationships with such entities or their attitudes toward or level of support for nuclear power generation and nuclear waste disposal; reduce the amount of funding available for government grants; reduce the number of staff available to review and issue the requisite regulatory approvals, permits and licenses; influence the public’s perception of our company and our industry; and influence decisions by clients, governmental agencies or other industry participants with whom we do business. Any such change thus carries the possibility of reducing demand for our services or increasing our costs of operations, which could have a negative impact on our financial position, results of operations or cash flows, but we cannot reasonably or reliably estimate whether such changes will occur, when they will occur or if they will impact us.

Failure to comply with these laws applicable to our business and operations may result in civil and criminal penalties or private lawsuits, or the suspension or revocation of regulatory approvals, which would prevent us from operating our business. With respect to domestic repository sites, we require regulatory approval, licenses and permits from the NRC and DOE to site, construct and operate these facilities, and we will require similar approvals, licenses and permits from analogous foreign, state and local government entities. Regulatory approval processes may be subject to change, can be technically challenging to address, may result in the imposition of conditions that impact the financial viability of our facilities, and may also provide opportunities for third parties to lodge objections or file petitions against the licensing of our facilities. Failure to comply with these laws, obtain the required regulatory approvals, or receive exemptions from such regulations, as needed, could result in regulatory enforcement, violations, fines, penalties, or the inability to operate our commercial deployments. Any delays in regulatory approvals could also adversely affect our ability to meet commercialization timelines and thereby affect our financial performance and future growth objectives. Further, we will not be able to seek NRC or DOE approval and licensing of repository sites in the U.S. unless and until Congress amends existing law to authorize the use of alternative nuclear waste management practices other than the mined repository site at Yucca Mountain. There can be no assurance that Congress will take any such action.

We must also comply with extensive government laws and regulations related to, among other things, health, safety and the environment. We may be unable to meet the compliance standards of such laws and regulations, and our inability to do so may cause us to lose prospective business and adversely affect our financial condition and results of operations. Further, environmental, health and safety laws change frequently, and we may not be able to anticipate such changes or the impact of such changes. There is no assurance that we can avoid significant costs, liabilities and penalties imposed as a result of such governmental regulation in the future.

Our business could be subject to stringent U.S. export control laws and regulations as well. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to comply with or secure timely U.S. government authorizations under these laws and regulations could have a material adverse effect on us and our ability to expand and thereby affect our business prospects, financial condition, results of operations and cash flows. Moreover, the inability to secure and maintain required export licenses or authorizations could negatively impact our ability to compete successfully or market our UCS canisters and DBD solutions outside the United States. For example, if we were unable to obtain or maintain licenses to export nuclear technology or certain hardware to a particular country, we would be effectively prohibited from exporting our technologies to or operating DBD repository sites in that country, which would limit the number of customers to those in the United States and in countries where we are able to secure licenses (or where licenses are not required). Similarly, if export control laws and regulations prevent us from sharing certain export controlled information with suppliers we intend to partner with to operate our business or develop and produce our technologies or repositories, we may not be able to work with our preferred suppliers, which may impact our finances, business plans, and the competitiveness of our product offerings. Failure to comply with export control laws and regulations could expose us to civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts or limitations on our ability to enter into contracts with the U.S. government. Any changes in export control regulations or U.S. government licensing policy, such as that necessary to implement U.S. government commitments to multilateral control regimes, may restrict our market size.

We are an early-stage company with a history of financial losses, and we expect to continue to incur financial losses for the foreseeable future. We cannot assure you that we can or will be able to operate profitably.

We are an early-stage company that is not yet profitable, and we expect to continue incurring operating losses in the near-term. During the years ended December 31, 2024 and 2023, we generated approximately $7.1 million and $5.4 million in revenue, respectively, and incurred net losses of approximately $(1.0 million) and $(3.6 million), respectively, on a consolidated basis. There can be no assurance that we will not continue to incur net losses in the future. We may not succeed in expanding our customer base, and market acceptance of our UCS canisters or our waste storage and disposal services may never occur. Even if we are successful in generating a broader customer base or promoting market acceptance of our technologies, we may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, we may not be able to control overhead expenses even where our operations successfully expand. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings, or even continue our operations.

We have not yet entered into any binding contract with any customer to temporarily store or permanently dispose of nuclear waste through the implementation of our solutions, and there is no guarantee that we will be able to do so in the future.

Our ability to successfully commercialize our DBD solutions hinges on our ability to reach binding agreements with customers for the implementation of our proprietary nuclear waste disposal technologies. We intend to execute our business plan through our phased sales pipeline approach, which is comprised of four stages of customer engagement: (i) pre-sales, (ii) familiarization, (iii) confidence-building and (iv) product adoption. In a general sense, the first three stages are focused on identifying and then engaging and collaborating with potential customers to introduce them to our solutions and understand each customer’s unique needs. The final stage, product adoption, involves contracting with customers for one or more of our services, including: (x) strategic appraisal, which involves analysis of the costs and benefits of our DBD solution as compared with other disposal solutions, (y) operational planning, which involves the completion of a comprehensive feasibility assessment, including the preparation of a generic design for our deep borehole repositories, an International Atomic Energy Agency (“IAEA”)-compliant economic and strategic business case and a Generic Safety Case, a commercial model for implementation and a roadmap for all work needed to commission and implement our solutions; and (z) implementation, which includes the deployment of an IAEA-compliant disposal or storage system (depending on the customer’s needs) and consultancy services for siting, licensing, construction, hot and cold commissioning, operations, closure, post-closure monitoring and stakeholder engagement.

To date, we have entered into strategic appraisal and operational planning contracts with various customers, and we anticipate ultimately entering into storage or disposal implementation contracts with many of these customers in the future; however, these existing customer relationships may not result in binding implementation agreements. For example, in December 2024 we entered into a contract with the Bulgarian State Enterprise Radioactive Waste (“SERAW”) to conduct a DBD disposal feasibility study and provide analysis planning services, but we there is no guarantee that SERAW will subsequently enter into a binding commitment to implement our DBD solution to dispose of Bulgaria’s inventory of SNF and HLW. If we are unable to enter into implementation contracts with potential customers in the near- or medium-term, our planned commercialization of our nuclear waste disposal technologies could be significantly delayed. Such delays would result in delays in revenue generation and could hinder our ability to gain market traction with other potential customers. This could have a material adverse effect on our business, results of operations and financial condition.

.

Our expected timeline for the commercialization of our technologies is subject to a number of assumptions and estimates that may prove to be inaccurate or incorrect.

The expected timeline to scale-up and deploy the necessary technological processes for the commercialization of our DBD technologies is also based upon various assumptions and estimates regarding our technology and general market conditions. However, our DBD technologies have not been proven at scale, and our assumptions and estimates, and the data underlying them, may not be correct. Further, the conditions supporting our assumptions or estimates might change at any time, reducing the accuracy of these underlying assumptions. If our assumptions and estimates supporting our expected commercialization timeline prove to be inaccurate or incorrect, we would be delayed in achieving broad market adoption of our technologies, which would harm our business and financial condition.

Our auditor issued a “going concern” opinion in our 2024 financial statements.

Our auditor issued a “going concern” opinion on our financial statements for the fiscal year ended December 31, 2024. As of December 31, 2024, the date of our last audited financial statements, we generated approximately $7.1 million in revenue, and sustained a net loss of $(1.0 million) and had an accumulated deficit of $(27.2 million). Although we believe that our existing cash, together with net proceeds from the Private Placement, will be sufficient to meet our operating working capital and capital expenditure requirements for at least the next twelve months, our ability to reach profitability is dependent upon our ability to generate cash from operating activities and to raise additional capital to fund our operations. There can be no assurance that we will be able to become profitable. Our failure to raise additional capital could also have a negative impact on not only our financial condition but also our ability to execute our business plan in the future.

We operate in an emerging industry, which makes it difficult to evaluate our prospects and the risks and challenges we may encounter.

We operate in an emerging industry, which carries related risks. As a result of the evolving nature of the industry and markets in which we operate, including emerging demand for our products and services, it is difficult to predict customer demand or adoption rates for our products or the future growth of the markets we expect to target. Additionally, we have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, and we may experience expenses, difficulties, complications, delays and other effects caused by known and unknown factors. Thus, our ability to forecast our future results of operations and plan for and model future growth is limited and subject to a number of uncertainties. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not ultimately receive as a result of unforeseen delays, changed circumstances, or changed market conditions, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.

We have limited experience commercializing our products at a large scale and may not be able to do so efficiently or effectively.

We have limited experience commercializing our products and services at a large scale and may not be able to do so efficiently or effectively. A key element of our long-term business strategy is the success of our phased product offering in facilitating adoption of our solutions, including demonstration of the feasibility of DBD, continued testing of our technologies, engagement with key stakeholders and collaboration with leaders in the nuclear energy industry. Commercialization of our operations will also require growth in sales, marketing, training, customer relations and maintenance and servicing operations, including hiring select personnel with the necessary experience and expertise. Managing and maintaining these operations is expensive and time consuming, and an inability to leverage such an organization effectively or at all could inhibit potential sales or subscriptions and the penetration and adoption of our products into new markets. In addition, certain decisions we make regarding staffing in these areas in our efforts to maintain an adequate spending level could have unintended negative effects on our revenues, such as by weakening the sales, marketing and maintenance and servicing infrastructures or lowering the quality of customer service.

If we fail to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

We intend to grow into a company capable of supporting large-scale commercial activities, and we intend to invest significantly in order to do so. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, financial condition and operating results. We expect our expansion to include:

●	launching commercialization of our products and services;

●	forecasting production and revenue;

●	completing the testing, licensing and production of our UCS canisters and DBD technologies;

●	developing the supply chain necessary to supply components for our UCS canisters and components of our DBD solution;

●	entering into relationships with multiple government entities and strategic partners to expand our customer base and facilitate market adoption of our products and services;

●	controlling expenses and investments in anticipation of expanded operations;

●	carrying out acquisitions and entering into collaborations, in-licensing arrangements, joint ventures, strategic alliances or partnerships;

●	conducting demonstrations;

●	hiring and training new personnel; and

●	expanding and enhancing administrative infrastructure, systems, and processes.

If our operations continue to grow, of which there can be no assurance, we will need to continue to expand our sales and marketing, research and development, commercial strategy, permitting and licensing, products and services, manufacturing, supply and operations functions. These efforts will require us to invest significant financial and other resources. There is no guarantee that we will be able to scale our business as currently planned or within the planned timeframe. The continued expansion of our business may in the future require additional operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for such facilities if needed.

Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, delays in production, challenges in scaling-up operations, and difficulty sourcing adequate raw materials. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs could result in decreased margins, which could have a material adverse effect on our business, financial condition, and results of operations.

Substantially all of our revenue to date is comprised of government grants and contract awards.

To date, substantially all of our revenue is comprised of government grants and contract awards from government entities in the U.S. and abroad. If we were to fail to secure additional government grants, contracts or other funding in the future, it would have an material adverse effect on our revenue, cash on hand, and profitability.

Our future revenue plans rely on partnering with governmental entities and strategic partners.

Our largest stream of projected revenue comes from maximizing adoption of our DBD solution for the permanent disposal of nuclear waste by government entities and strategic partners both domestically and abroad. We may be unable to maximize utilization due to a variety of reasons, including a lack of product acceptance in the nuclear waste management industry, political or host community opposition to the siting and construction of DBD repository sites, failure to obtain necessary regulatory approvals and permits, failure to deliver a commercial grade product on a large scale, and the absence of requisite regulatory change in the United States. Our financial projections also anticipate generating revenues from the use of our services and UCS canisters for temporary waste storage and from licensing agreements with commercial operators and government entities for the use of our intellectual property. Our canisters and DBD services are new solutions in the industry and as such, represent an unproven model. If we are unable to realize these sales, our business model and go-to-market strategy will be jeopardized.

Our commercialization strategy relies heavily on our relationship with NAC International and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.

We rely heavily upon our relationship with NAC International and our relationships with other of our investors and strategic partners to commercialize our technologies. We have entered into a long-term commercial partnership with NAC International and have granted them certain rights with respect to the development and commercialization of our UCS canisters and related technology, including certain rights with respect to the design, licensing approval, manufacture and supply of such canisters and related technologies. Similarly, we have entered into certain agreements with SIMCO, a subsidiary of Bechtel, for mentoring services in connection with our provision of scopes of work at the WIPP; with Navarro to jointly demonstrate the feasibility of our solutions for disposal of nuclear waste domestically and abroad; with Nuclear AMRC for certain development, manufacturing, testing and support activities related to our UCS canisters; with Amentum for collaboration on the commercialization of our waste disposal technologies; and with Dominion Engineering for certain services in the sales, development and deployment of our technologies. Our strategic partners may have interests that diverge from our interests, which may hinder the success of our partnerships and the realization of the benefits of such partnerships. If we lose our agreements with strategic partners or fail to maintain relationships with them, we may need to engage new contractors and partners who may have less experience in the development and commercialization of nuclear waste disposal solutions. This could substantially hinder our ability to expand acceptance of our technologies and could affect our business and our prospects.

We may in the future enter into strategic alliances, including joint ventures or minority equity investments, with various third parties to further our business. These alliances could subject us to a number of risks, including risks associated with sharing proprietary information, non-performance by the third party and increased expenses in establishing new strategic alliances, any of which may materially and adversely affect our business. Our strategic partnerships allow us to draw from the extensive industry knowledge and expertise of our partners; however, there can be no assurance that our partnerships will continue on favorable or acceptable terms in the future or that they will result in the successful development and deployment of our nuclear waste disposal solutions and other expected benefits.

Our current and future patent applications may not result in issued patents, which would hinder our ability to protect certain of our intellectual property.

Our ability to obtain and enforce patent protection for our proprietary technologies is critical to our business. We have an extensive portfolio of intellectual property, including 87 patents issued to date and 48 additional patents for which our applications are pending. Our current applications and any future applications may not result in issued patents, given the complexity of questions around patentability and the large number of patents and patent applications in related fields. Failure to obtain additional patent protection in connection with currently pending or future patent applications may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products will be adversely impacted.

Our success, in large part, depends on our ability to protect and maintain the proprietary nature of our technology. We rely upon a combination of the intellectual property protections afforded by patents, trademarks/service marks and trade secret laws in the United States and other jurisdictions, as well as commercial agreements, such as confidentiality agreements, assignment agreements and license agreements to establish, maintain and enforce rights associated with our proprietary technologies.

Our existing, issued patents may be contested, challenged, circumvented, invalidated or limited in scope in the future. The rights granted under our issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement as compared to the United States. In addition, the claims of our existing patents and any patents that issue from our currently pending or any future patent applications may be narrowed in scope during prosecution, challenged as invalid, or may simply not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to ours (for example, if competitors can “design around” our patents). The Company cannot assure you that its means of protecting its proprietary rights will suffice in affording the desired protection.

We also rely upon unpatented trade secret protection, unpatented know-how and continuing technological innovation to develop our business and competitive position. We may not be able to prevent the unauthorized disclosure or use of our trade secrets, know-how or information that we consider to be confidential by our contractual counterparties, despite our efforts. If any of the suppliers, subcontractors, venture partners, employees or consultants, or other third parties with whom we do business or otherwise collaborate breach or violate the terms of any of our agreements, we may not have adequate remedies for any such breach or violation, and we could lose the protections afforded by our trade secrets as a result. It is also possible that our trade secrets, know-how or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Even where remedies are available, enforcing a claim that a party illegally disclosed or misappropriated our trade secrets is expensive and time consuming, and the outcome is unpredictable. Courts outside the United States are sometimes less willing to protect trade secrets. Additionally, our trade secrets could become known or be independently discovered by potential or existing competitors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those with whom they communicate, from using that technology or information to compete with us.

We do not have worldwide patent rights for our proprietary technologies because worldwide patent or “international patent rights” currently do not exist. We also do not have worldwide trademark protection for our brand for similar reasons. Accordingly, we may not be able to protect our intellectual property rights in certain jurisdictions and their legal systems. Our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we do have patent protection.

Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.

We are a nuclear waste management company, with limited experience commercializing our products and services. The projected financial and operating information appearing elsewhere in this report reflects estimates of future performance and is based on multiple financial, technical, and operational assumptions, including the level of demand for our nuclear waste disposal solutions, the performance of our UCS canisters and DBD repositories, the useable life of the UCS canisters, cost of manufacturing, cost of components and availability of adequate supply, the nature and length of the sales cycle, and the costs of maintaining and operating DBD repositories. However, given our limited commercial experience and the fact that many of the factors on which these assumptions are based are outside of our control, it is possible that many of these assumptions will prove incorrect. The projections are forward-looking statements that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (including the prefatory “Cautionary Statement Regarding Forward-Looking Statements”). Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of other factors, many of which are outside our control, including, but not limited to:

●	whether we can obtain sufficient capital to sustain and grow our business;

●	our ability to manage our growth;

●	the contractual terms of our agreements with strategic partners and customers;

●	whether we can manage relationships with key suppliers and partners;

●	the timing and costs of the required marketing and promotional efforts;

●	whether countries with existing or planned nuclear power generation will adopt our technologies for the permanent disposal their nuclear waste inventories;

●	the success of pre-commercialization testing of our technology;

●	our ability to support large-scale commercial operations;

●	competition, including from future competitors;

●	our ability to retain existing key management, to attract additional leaders as needed, to attract, retain and motivate qualified personnel;

●	the overall strength and stability of domestic and international economies;

●	demand for nuclear power;

●	regulatory, legislative, and political changes; and

●	customer requirements and preferences.

Unfavorable changes in any of these or other factors, most of which are beyond our control, could cause us to fail to meet our operating and financial projections and could materially and adversely affect our business, prospects, financial condition and operating results.

We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial fees and costs.

Companies, organizations or individuals, including any existing and potential competitors, may hold or obtain patents, trademarks/service marks or other intellectual property rights that would prevent, limit or interfere with our ability to develop our intellectual property and make, use, develop, import, offer or sell our DBD solutions, UCS canisters and related equipment, which could make it more difficult for us to operate our company. From time to time, we may receive inquiries from holders of patents or trademarks/service marks inquiring whether we are infringing their proprietary rights. Companies, organizations or individuals, including any existing and future competitors, may also seek court declarations that they do not infringe our intellectual property rights. Companies holding patents or other intellectual property rights similar to our technology may bring proceedings alleging infringement of such rights or otherwise asserting their rights and seeking licenses. In addition, if it is determined that we have infringed a third party’s intellectual property rights, we may be required to do, among other things, one or more of the following: (i) cease making, using, offering to sell, selling or importing our products and services that incorporate the challenged intellectual property; (ii) pay substantial damages; (iii) pay for and obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; or (iv) redesign part or all of our technology. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, prospects, operating results, and financial condition could be materially adversely affected. In addition, any litigation, or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s focus and attention.

We also license the patents and intellectual property of third parties and anticipate continuing to do so in the future, and we may face claims that the use of this intellectual property infringes the rights of other third parties. Our rights to indemnification or damages under our license contracts may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation and other factors.

Additionally, our confidentiality and intellectual property assignment agreements with our employees, consultants and contractors generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive intellectual property. Those agreements may not be honored and obligations to assign intellectual property may be challenged or breached. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights or where others misappropriate those rights.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an owner, a joint owner, a licensee, an inventor or a co-inventor. In the latter two cases, the failure to name the proper inventors on a patent application can result in the patents issuing thereon being unenforceable. Inventorship disputes may arise from conflicting views regarding the contributions of different individuals named as inventors, the effects of foreign laws where foreign nationals are involved in the development of the subject matter of the patent, conflicting obligations of third parties involved in developing our patented technology or as a result of questions regarding co-ownership of potential joint inventions. Litigation may be necessary to resolve these and other claims challenging inventorship and ownership. Alternatively, or additionally, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose exclusive ownership of, or right to use or license valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

The benefits to customers of our products could be supplanted by other technologies or solutions or competitors’ products that utilize similar technology to ours in a more effective way.

The benefits to customers of our products could be supplanted by other technologies or solutions or potential competitors’ products that address the need for permanent nuclear waste disposal in a more effective way. We cannot be sure that alternative technologies or improvements to nuclear waste management solutions will not match or exceed the benefits of or be more cost effective than our products and services. The development of any alternative technology that can compete with or supplant our products and services may materially and adversely affect our business, prospects, financial condition and operating results, including in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and result in the loss of competitiveness of our product offerings, decreased revenue and a loss of actual or projected market share.

We and our customers operate in a politically sensitive environment, and the public perception of nuclear energy can affect our customers and us.

The risks associated with radioactive materials and the public perception of those risks can affect our business. Opposition by third parties can delay or prevent the construction of new nuclear power plants and can limit the operation of nuclear reactors, which could in turn reduce the amount of nuclear waste generated and the demand for nuclear waste management solutions. Thus, adverse public reaction to developments in the use of nuclear power could directly affect our customers and our business. In the past, adverse public reaction, increased regulatory scrutiny and litigation have contributed to extended construction periods for new nuclear reactors, sometimes delaying construction schedules by decades or more or even shutting down operations. For example, anti-nuclear groups in Germany successfully lobbied for the adoption of the Nuclear Exit Law in 2002, under which all remaining nuclear power plants in Germany were shut down in April 2023, and in the U.S., the development of the Yucca Mountain disposal site has been effectively abandoned due to negative public perception and political opposition. Adverse public reaction could also lead to increased regulation or limitations on the activities of nuclear power producers, more onerous operating requirements or other conditions that could materially reduce the generation of nuclear power, thereby reducing demand for our services and materially adversely impacting our business.

Accidents involving nuclear power facilities, including, but not limited to, events similar to the Three Mile Island, Chernobyl and Fukushima Daiichi nuclear accidents, or terrorist acts or other high-profile events involving radioactive materials, could materially and adversely affect nuclear power producers and the markets for nuclear power and nuclear waste disposal, and increase regulatory requirements and costs that could materially and adversely affect our business.

Our future prospects are dependent upon a certain level of public support for nuclear power. Nuclear power faces strong opposition from certain competitive energy sources, individuals and organizations. The accident that occurred at the Fukushima nuclear power plant in Japan in 2011 increased public opposition to nuclear power in some countries, resulting in a slowdown in, or, in some cases, a complete halt to new construction of nuclear power plants, an early shut down of existing power plants or a dampening of the favorable regulatory climate needed to introduce new nuclear technologies, all of which could negatively impact our business and prospects. As a result of the Fukushima accident, some countries that were considering launching new domestic nuclear power programs delayed or cancelled the preparatory activities they were planning to undertake as part of such programs. If accidents similar to the Fukushima disaster or other events, such as terrorist attacks involving nuclear facilities, occur, public opposition to nuclear power may increase, regulatory requirements and costs could become more onerous and expected demand for our technologies could suffer, which could materially and adversely affect our business and operations.

Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or contain terms unfavorable to us or our investors.

We will require significant capital to operate our business and fund our capital expenditures for the next several years. The level and timing of future expenditures will depend on a number of factors, many of which are outside our control. We expect that we will need to raise additional capital to fund our business, including to finance ongoing research and development costs, manufacturing, any significant unplanned or accelerated expenses, and new strategic alliances or acquisitions. The fact that we have limited experience commercializing our technologies on a large scale, coupled with the fact that our products represent a new product category in the nuclear waste management market, means we have limited historical data on the demand for our products and services. In addition, we expect that our level of capital expenditures will be significantly affected by customer demand for our proprietary solutions. As a result, our future capital requirements may be uncertain and actual capital requirements may be different from those we currently anticipate. We may need to seek equity or debt financing to finance all or a portion of our capital expenditures. Such financing might not be available to us in a timely manner or on terms that are acceptable, or at all, or that such funds, if raised, would be sufficient.

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms, and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct business as projected, both of which could mean that we would be forced to curtail or discontinue our operations. In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or incur indebtedness. Even if we complete such financings, they may result in dilution to our existing investors and include additional rights or terms that may be unfavorable to our existing shareholders. These circumstances could materially and adversely affect our financial results and impair our ability to achieve our business objectives. Additionally, we may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions (including terms that require us to maintain specified liquidity or other ratios) that would otherwise be in the best interests of our shareholders. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. If we cannot raise additional funds when we need or want them, we may be forced to curtail or abandon our growth plans, which could adversely impact the Company, its business, development, financial condition, operating results or prospects.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by domestic and international financial institutions or transactional counterparties, could adversely affect our business, financial condition, and results of operations.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect domestic and international financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

Any acquisitions, partnerships, or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.

From time to time, we may evaluate potential strategic acquisitions of businesses, including partnerships or joint ventures with third parties. We may not be successful in identifying candidates for acquisitions, strategic partnerships and joint ventures. In addition, we may not be able to continue the operational success of such businesses or successfully finance or integrate any businesses that we acquire or with which we form a partnership or joint venture. We may have potential write-offs of acquired assets and/or an impairment of any goodwill recorded as a result of acquisitions. Furthermore, the integration of any acquisition may divert management’s time and resources from our core business and disrupt our operations or may result in conflicts with our business. Any acquisition, partnership or joint venture may not be successful or otherwise generate the financial results we expect, may reduce our cash reserves, may negatively affect our earnings and financial performance and, to the extent financed with the proceeds of debt, may increase our indebtedness. Further, depending on market conditions, investor perceptions of us and other factors, we might not be able to obtain financing on acceptable terms, or at all, to implement any such transaction. We cannot ensure that any acquisition, partnership, or joint venture we make will not have a material adverse effect on our business, financial condition, and results of operations.

Our management team will have broad discretion in making strategic decisions to execute our growth plans, and there can be no assurance that our management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.

Our management will have broad discretion in making strategic decisions to execute our growth plans and may devote time and company resources to new or expanded products or services, potential acquisitions, prospective customers or other initiatives that do not necessarily improve our operating results or contribute to our growth. Management’s failure to make strategic decisions that are ultimately accretive to our growth may result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of the common stock to decline.

Some of our executive officers and key employees have outside management or directorship positions with other companies and may allocate part of their time to these other businesses.

Some of our executive officers have outside management or directorship positions with other companies and may allocate part of their time to these other businesses. For example, Chris Parker, who serves as the Company’s Chief Commercialization Officer and the Managing Director of the Company’s wholly owned subsidiary, Deep Isolation EMEA Limited (“Deep Isolation EMEA”) on a full-time basis, also serves as a director of CS Transform Limited (“CST”), a small, private company domiciled in the UK that in May 2021 transferred all of its employees, including Mr. Parker, to Deep Isolation EMEA. To date during fiscal year 2025, Mr. Parker has spent an aggregate of approximately 24 hours supporting CST. Additionally, Elizabeth Muller, who serves as the Chair of our board of directors and a part-time Executive Advisor, also serves as the CEO of Deep Fission, Inc., which is a nuclear energy company and a customer of Deep Isolation. These individuals, and others who may in the future have outside management or directorship positions with other companies, may allocate their time between the affairs of the Company and the affairs of other companies. This situation presents the potential for conflicts of interest in determining the respective percentages of their time to be devoted to the Company and other companies. If the responsibilities of our executive officers and key employees to other companies require members of our management team to devote more substantial amounts of time to the affairs of other companies in the future, it would limit their ability to devote sufficient time to the Company and could have a negative impact on our business.

We may be unable to adequately control the costs associated with our operations.

We will require significant capital to develop and grow our business, including developing and producing our UCS canisters, research and development, production, operations and maintenance of temporary waste storage sites or DBD repositories and building our brand and partnerships. We have incurred and expect to continue incurring significant expenses which will impact our profitability, including research and development expenses, procurement costs, business development, operation expenses, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. In addition, we may incur significant costs for the siting, construction, operation and maintenance of temporary storage and permanent disposal sites. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our products and services to meet projected performance metrics and regulatory requirements and to achieve market acceptance of our solutions, but also to sell, whether outright or through licensing agreements, our products at prices needed to achieve our expected margins and control our costs. If we are unable to efficiently design, develop, manufacture, market, deploy, distribute and operate our solutions in a cost-effective manner, our margins, profitability and prospects would be materially and adversely affected.

Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.

We maintain various information technology systems and procedures to protect our trade secrets, technical know-how, and other unpatented proprietary information relating to our product development and operating activities, and to restrict unauthorized access to the dissemination of our proprietary information. However, internal and external data security threats cannot be mitigated entirely. For example, current, departing or former employees or third parties could attempt to improperly use or access our computer systems and networks to copy, obtain or misappropriate our proprietary information or otherwise interrupt our business. Additionally, members of our management team work remotely, which could have the effect of increasing the likelihood of cybersecurity breaches. Like others, we are also subject to significant system or network disruptions from numerous causes, including computer viruses and other cyber-attacks, facility access issues, new system implementations, and energy blackouts.

Security breaches, computer malware, phishing, spoofing, and other cyber-attacks have become more prevalent and sophisticated in recent years. While we defend against these threats daily, we do not believe that such attacks have caused us any material damage to date. Because the techniques used by computer hackers and others to access or sabotage networks constantly evolve and generally are not recognized until launched against a target, we may be unable to anticipate, counter or ameliorate all these techniques. As a result, our and our customers’ proprietary information may be misappropriated, and we cannot predict the impact of any future incident. Any loss of such information could harm our competitive position, result in a loss of customer confidence in the adequacy of our threat mitigation and detection processes and procedures, cause us to incur significant costs to remedy the damages caused by the incident, and divert management and other resources. We routinely implement improvements to our network security safeguards, and we believe that we devote appropriate resources to the security of our information technology systems. However, we cannot assure you that our efforts will be sufficient to prevent or limit the damage from any future cyber-attack or network disruptions.

The costs related to cyber-attacks or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. As a result, the occurrence of any of the events described above could result in the loss of competitive advantages derived from our intellectual property. Moreover, these events may result in the diversion of the attention of management and critical information technology and other resources, or otherwise adversely affect our internal operations and reputation or degrade our financial results and stock price.

Current and future geopolitical and macroeconomic events outside of our control could adversely impact our business, results of operations, cash flows, financial condition and liquidity.

We face risks related to geopolitical events, international hostility, epidemics, outbreaks and other macroeconomic events that are outside of our control. The occurrence of certain geopolitical events, including those arising from terrorist activity, international hostility, public health crises and the economic impact of global trade tensions, could significantly disrupt our business and operational plans and adversely affect our results of operations, cash flows, financial condition and liquidity. For instance, the ongoing conflicts in the Middle East and between Russia and Ukraine have and may continue to cause geopolitical instability and adverse effects on the global economy, supply chains and specific markets and industries. Although we are not able to enumerate all potential risks to our business resulting from these and other similar events, we believe that such risks include, but are not limited to, the following:

●	disruption to our supply chain for materials essential to our business, including restrictions on importing and exporting products;

●	customers, suppliers and other third parties asserting that their non-performance under our contracts with them is permitted as a result of force majeure or other reasons;

●	cybersecurity attacks, particularly as digital technologies may become more vulnerable and experience a higher rate of cyberattacks in the current environment of remote connectivity;

●	any reductions of our workforce to adjust to market conditions, including severance payments, retention issues and possible inability to hire employees when market conditions improve;

●	logistical challenges, including those resulting from border closures and travel restrictions, as well as the possibility that our ability to achieve commercialization of our operations may be interrupted, limited or curtailed;

●	economic, political and regulatory conditions domestically and internationally, including imposition of tariffs or other tax incentives or disincentives;

●	effects of sanctions and other penalties imposed on foreign countries by the U.S., the European Union and other countries; and

●	the possibility of a structural shift in the global economy and the demand for nuclear power due to any widespread changes in attitudes toward climate change or in connection with a global recession or depression.

We cannot reasonably estimate the period of time that these conditions will persist; the full extent of the impact they will have on our business, results of operations, cash flows, financial condition and liquidity; or the pace or extent of any subsequent recovery.

Uncertain global macroeconomic and political conditions could materially adversely affect our business prospects, financial condition, results of operations, and cash flows.

Our results of operations could be materially affected by economic and political conditions in the United States and internationally, including inflation, deflation, fluctuations in interest rates, fluctuations in exchange rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions.

Our business model is dependent on government entities and companies around the world adopting and entering into contracts for the implementation for our technologies and services. Adverse national and international economic conditions may reduce the future availability of funding counterparties have to spend on our services, which would negatively impact our revenues and our ability to commercialize our operations. Such conditions could also make it difficult or impossible for us to secure financing on acceptable terms or at all, and could materially increase the cost of our operations. Our cost estimates and assumptions are also sensitive to macroeconomic factors, and their accuracy could likely be impacted by unanticipated changes in such factors. It is not possible to accurately predict all of the potential adverse impacts on the Company, if any, of current and future economic conditions on its financial condition, operating results and cash flow; however, any of these macroeconomic conditions could negatively impact our strategic partners, suppliers, customers and the industry as a whole, which could materially affect our business, financial condition, and results of operations.

Our ability to rely on global supply chains for source components and/or raw materials may be impacted by tariffs, trade disputes, or other changes in trade policy or trade regulation.

We plan to rely on global supply chains to source components and materials essential for our business, including for our UCS canisters, casings used to line our deep borehole repositories and other related equipment. The imposition of new or increased tariffs, trade restrictions, or other changes in trade policy by the United States or other countries could increase our costs of materials and components, require us to find additional or alternative suppliers, or force adjustments to our pricing structure and capital budget. These changes could reduce our profit margins, may impact our licenses or may require additional regulatory approval, or could otherwise disrupt our business operations. In particular, recent global trade tensions and policy shifts have created an unpredictable environment for businesses operating across international borders. Changes in trade agreements, sanctions, export controls, and customs regulations may limit our ability to source materials from certain countries or entities, potentially forcing rapid and costly adjustments to our supply chain. Trade policies can change with limited notice, making long-term planning difficult and increasing operational costs. Any significant disruption to our supply chain resulting from tariffs or trade policy changes could have a material adverse effect on our business, financial condition, and ability to meet projected deadlines and milestones.

The direct and indirect impact on us and our value chain from severe weather and other effects of climate change could adversely affect our financial condition, operating results, and cash flows.

Our operations, and those of our value chain, may in the future be adversely impacted by flooding, wildfires, high winds, drought and other natural disasters and catastrophic events. Climate change is expected to increase the frequency and intensity of certain such events, as well as contribute to chronic changes (such as in weather patterns or water levels) that may result in various adverse impacts. Even if these events do not directly impact us or our value chain, they may indirectly impact us and our value chain through increased insurance, energy, or other costs. In addition, although the ongoing transition to non-carbon-based energy is creating significant opportunities for us and parts of our value chain, the transition also presents certain risks, including macroeconomic risks related to higher energy costs and energy shortages, among other things. These direct and indirect impacts from climate change could adversely affect our financial condition, operating results, supply chain and cash flows.

Litigation or legal proceedings could expose us to significant liabilities, occupy a considerable amount of our management’s time and attention, and damage our reputation.

We may, from time to time, be a party to various litigation claims and legal proceedings. We will evaluate these claims and proceedings to assess the likelihood of unfavorable outcomes and estimate, if possible, the amount of potential losses. Claims made or threatened by our suppliers, customers, competitors, or current or former employees could adversely affect our relationships, damage our reputation or otherwise adversely affect our business, financial condition, or results of operations. The costs associated with defending legal claims and paying damages could be substantial. Our reputation could also be adversely affected by such claims, whether or not successful.

We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business, prospects, financial condition and operating results.

We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, and other anti-corruption, anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, business partners, third-party intermediaries, representatives, and agents from authorizing, promising, offering or providing, directly or indirectly, improper payments or anything else of value to government officials, political candidates, political parties, or commercial partners for the purpose of obtaining or retaining business or securing an improper business advantage.

We have direct and indirect interactions with foreign officials, including in furtherance of sales to governmental entities in foreign countries. We sometimes leverage third parties to conduct our business abroad, and our third-party business partners, representatives, and agents may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We can be held liable for the corrupt or other illegal activities of our employees or these third-parties, even if we do not explicitly authorize or have actual knowledge of such activities. The FCPA and other applicable laws and regulations also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have policies and procedures to address compliance with such laws, there can be no assurance that all of our employees, business partners, third-party intermediaries, representatives and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Our exposure for violating these laws increases as our international presence expands and as we increase sales and operations in foreign jurisdictions.

Any violations of the laws and regulations described above may result in whistleblower complaints, adverse media coverage, investigations, substantial civil and criminal fines and penalties, damages, settlements, prosecution, enforcement actions, imprisonment, the loss of export or import privileges, suspension or debarment from government contracts, tax reassessments, breach of contract and fraud litigation, reputational harm and other consequences, any of which could adversely affect our business, prospects, financial condition and operating results. In addition, responding to any investigation or action will likely result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

Being a public company can be administratively burdensome and will significantly increase our legal and financial compliance costs.

As a public reporting company, we are subject to the information and reporting requirements of the Securities Act, the Exchange Act and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”). In addition, the listing requirements of any national securities exchange or other exchange and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will significantly increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Among other things, we are required to:

●	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

●	maintain policies relating to disclosure controls and procedures;

●	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

●	institute a more comprehensive compliance function, including with respect to corporate governance; and

●	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations will require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of our board of directors and management. In addition, being a public company makes it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our board of directors.

Our management as a group has limited experience in operating a publicly traded company.

Our management team may not successfully or effectively manage operating as a public company subject to significant regulatory oversight and reporting obligations under U.S. securities laws. Our executive officers as a group have limited experience in the management of a publicly traded company. Their limited experience in dealing with the increasingly complex laws applicable to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies. Any failure by us to effectively and efficiently meet our obligations as a publicly traded company could have a material adverse effect on our business, prospects, financial condition and operating results and/or result in legal liability or other negative consequences.

Risks Related to Ownership of Our Common Stock

We have registered a substantial percentage of the outstanding shares of our common stock in the amended registration statement on Form S-1/A filed with the SEC on September 30, 2025 (the “Amended S-1”), and the sales of such shares, or the perception that these sales could occur, could cause the market price of the common stock to decline significantly.

Under the Amended S-1, the selling stockholders can resell up to 58,506,213 shares of the Company’s common stock, assuming full exercises of the Placement Agent Warrants (as defined herein). The securities being offered pursuant to the Amended S-1 represent approximately 84.5% of the Company’s fully diluted common stock outstanding as of September 23, 2025, after giving effect to the exercise of the Placement Agent Warrants, all outstanding Assumed Options (as defined herein) and options available for issuance pursuant to our 2025 Plan. The sale of such securities in the public market by the selling securityholders, or the expected or potential resale, of all or a substantial number of shares of our common stock in the public market could increase the volatility and/or adversely affect the market price for our common stock and make it more difficult for other shareholders to sell their holdings at times and prices that they determine are appropriate. Furthermore, we expect that, because all of the outstanding shares of our common stock are being registered pursuant to the Amended S-1, the selling securityholders thereunder will continue to offer the securities covered thereby for a significant period of time, the precise duration of which cannot be predicted. Accordingly, because an active trading market for the Company’s securities does not currently exist and may not develop for a significant period after the effectiveness of this registration statement, if at all, the adverse market and price pressures resulting from an offering pursuant to this registration statement may continue for an extended period of time. A decline in the market price of our securities could both adversely affect securityholders’ ability to sell securities and the Company’s ability to issue additional securities to raise additional capital. However, we are unable to predict the actual effect that such sales will have on the prevailing market price of the Company’s common stock.

The shares of common stock issued in the Merger and the Private Placement are “restricted securities” and, as such, may not be sold except in limited circumstances.

As of the end of the period covered by this report, no shares of common stock have been registered under the Securities Act or registered or qualified under any state securities laws. The offer and sale of the shares of common stock issued in the Merger and the Private Placement was made in reliance on exemptions contained in and under those laws. Accordingly, such shares of common stock are “restricted securities” as defined in Rule 144 promulgated under the Securities Act and must, therefore, be held indefinitely unless their offer and sale is registered under applicable federal and state securities laws, or an exemption is available from the registration requirements of those laws. The book-entry accounts representing the shares of common stock issued in the Merger and the Private Placement reflect their restricted status.

We are registering the resale of the shares of common stock issued in the Merger and the Private Placement on the Amended S-1. There can be no assurance, however, that the SEC will declare Amended S-1 effective, thereby enabling the shares of common stock issued in the Merger or the Private Placement to be freely tradable. In addition, Rule 144 under the Securities Act, which permits the resale, subject to various terms and conditions, of limited amounts of restricted securities after they have been held for six months, will not immediately apply to our common stock because we were at one time designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. We believe this requirement to file Form 10 information has been satisfied by the filing of the Amended S-1. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, the restrictive legends on the book-entry accounts representing the shares of common stock issued in the Merger and the Private Placement cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

There is currently no market for our common stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our common stock at times and prices that you believe are appropriate.

Our common stock is not listed on a national securities exchange or any other exchange, or quoted on an over-the-counter market. Therefore, there is no trading market, active or otherwise, for our common stock and our common stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market. Accordingly, our common stock is highly illiquid and you will likely experience difficulty in re-selling such shares at times and prices that you may desire.

Our common stock may not be eligible for listing or quotation on any securities exchange or over-the-counter trading system.

We do not currently meet the initial quantitative listing standards of any national securities exchange or over-the-counter trading system. We cannot assure you that we will be able to meet the initial listing standards of any national securities exchange, or, if we do meet such initial listing standards, that we will be able to maintain any such listing. Further, the national securities exchanges are adopting so-called “seasoning” rules that will require that we meet certain requirements, including prescribed periods of time trading over-the-counter and minimum filings of periodic reports with the SEC, before we are eligible to apply for listing on such national securities exchanges. We intend to contact an authorized market maker for an over-the-counter quotation system for sponsorship of our common stock, but we cannot guarantee that such sponsorship will be approved and our common stock listed and quoted for sale. Even if our common stock is quoted for sale on an over-the-counter quotation system, buyers may be insufficient in numbers to allow for a robust market and it may prove impossible to sell your shares. In addition, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

The market price and trading volume of our common stock may be volatile and could decline significantly following any listing or quotation, if any.

The quotation systems, including the OTCQB, or stock exchanges, including Nasdaq, on which our common stock may be quoted on or which our common stock may be listed in the future have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock following the Merger, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock as of the date of the consummation of the Merger. We cannot assure you that the market price of common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

●	the realization of any of the risk factors presented in this report;

●	actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

●	additions and departures of key personnel;

●	failure to comply with the requirements of the OTCQB market, if we are admitted for quotation, or following any potential listing on Nasdaq;

●	failure to comply with the Sarbanes-Oxley Act or other laws or regulations;

●	future issuances, sales, resales or repurchases or anticipated issuances, sales, resales or repurchases, of our common stock;

●	publication of research reports about us, or our industry;

●	the performance and market valuations of other similar companies;

●	broad disruptions in the financial markets, including sudden disruptions in the credit markets;

●	speculation in the press or investment community;

●	actual, potential or perceived control, accounting or reporting problems; and

●	changes in accounting principles, policies and guidelines.

In the past, securities class-action litigation has often been instituted against companies following periods of volatility in the market price of their shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on us.

The designation of our common stock as “penny stock” would limit the liquidity of our common stock.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Penny stock in start-up companies is among the riskiest equity investments. Broker-dealers who sell penny stock must provide purchasers with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stock and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. If our common stock is deemed “penny stock,” because of penny stock rules, there may be less trading activity in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.

Because we did not become a reporting company by conducting an underwritten initial public offering of our common stock, and because we will not be listed on a national securities exchange, security analysts of brokerage firms may not provide coverage of our Company. In addition, investment banks may be less likely to agree to underwrite secondary offerings on our behalf than they might if we became a public reporting company by means of an underwritten initial public offering, because they may be less familiar with our Company as a result of more limited coverage by analysts and the media, and because we became public at an early stage in our development. The failure to receive research coverage or support in the market for our shares will have an adverse effect on our ability to develop a liquid market for our common stock.

Because the Merger was a reverse merger, the Amended S-1 we filed with respect to the shares of common stock received by investors in the Merger might be subject to heightened scrutiny by the SEC, and we may not be able to attract the attention of major brokerage firms.

Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger.” Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to re-sell their shares of common stock pursuant to Rule 144, and the SEC may subject the Amended S-1 we filed with respect to the shares of common stock received by investors in the Merger and the Private Placement to heightened scrutiny. In addition, securities analysts of major brokerage firms may not provide coverage of our capital stock or business. Because we became a public reporting operating company through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to provide analyst coverage of our capital stock or business in the future.

As a result of the consummation of the Merger, we are now obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.

Following the consummation of the Merger, we became a public company and are required, pursuant to Section 404(a) of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting on our annual report on Form 10-K. Effective internal control over financial reporting is necessary for reliable financial reports and, together with adequate disclosure controls and procedures, such internal controls are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could have a negative effect on the trading price of our common stock.

The report by management will need to include disclosure of any material weaknesses identified in internal control over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act following the consummation of the Merger, our independent registered public accounting firm will not be required to attest to the effectiveness of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Management’s assessment of internal controls, when implemented, could detect problems with internal controls, and an independent assessment of the effectiveness of internal controls by our auditors could detect further problems that management’s assessment might not, and could result in the identification of material weaknesses that were not otherwise identified. Undetected material weaknesses in internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in internal controls and procedures on a quarterly basis. To comply with the public company requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

We are in the early stages of developing the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete its evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify material weaknesses in internal control over financial reporting, we will be unable to assert that internal control over financial reporting is effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of its internal control, including as a result of the material weaknesses described above, we could lose investor confidence in the accuracy and completeness of financial reports, which would cause the price of our common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain quoted on any over-the-counter trading system, or following any potential listing, listed on any securities exchange.

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including:

●	exemption from the requirement that our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and

●	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We could be an emerging growth company for up to five years following the completion of the Merger. Our status as an emerging growth company will end as soon as any of the following takes place:

●	the last day of the fiscal year in which we have more than $1.235 billion in annual revenues;

●	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;

●	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or

●	the last day of the fiscal year ending after the fifth anniversary of the completion of this Merger.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock, to the extent that such a market develops, and the market price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this provision of the JOBS Act. As a result, we will not be subject to new or revised accounting standards at the same time as other public companies that are not emerging growth companies. Therefore, our consolidated financial statements may not be comparable to those of companies that comply with new or revised accounting pronouncements as of public company effective dates.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a “smaller reporting company” even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenues is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.

We may in the future become subject to claims and litigation alleging violations of the securities laws or other related claims, which could harm our business and require us to incur significant costs. Significant litigation costs could impact our ability to comply with certain financial covenants under our credit agreement. We are generally obliged, to the extent permitted by law, to indemnify our current and former directors and officers who are named as defendants in these types of lawsuits. Regardless of the outcome, litigation may require significant attention from management and could result in significant legal expenses, settlement costs or damage awards that could have a material impact on our financial position, results of operations and cash flows.

Our restated certificate of incorporation and restated bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, and to the fullest extent permitted by law and subject to applicable jurisdictional requirements, the Court of Chancery of the State of Delaware (the “Court of Chancery”) will be the sole and exclusive forum for: (a) any derivative action or proceeding as to which the Delaware General Corporation Law (the “DGCL”) confers jurisdiction upon the Court of Chancery; (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders in such capacity; (c) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the DGCL or the restated certificate of incorporation or the Company’s restated bylaws (as each may be amended from time to time); or (d) any action asserting a claim against the Company, its directors, officers or employees governed by the internal affairs doctrine, except for, as to each of clauses (a) through (d) above, any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten (10) days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or for which the Court of Chancery does not have subject matter jurisdiction. However, such forum selection provisions will not apply to actions, suits or proceedings brought to enforce any liability or duty created by the Securities Act, nor will such provisions apply to actions, suits or proceedings brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our restated certificate of incorporation provides that certain claims must be brought in the Court of Chancery, to the extent the subject matter of such claims is within the scope of clauses (a)-(d) enumerated above; however, our restated certificate of incorporation does not mandate that other types of claims, including Securities Act claims, be brought in the Court of Chancery or in state or federal courts located within the State of Delaware.

Furthermore, while the exclusive forum provision does not apply to suits brought to enforce any duty or liability created by the Exchange Act, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court, although our restated certificate of incorporation does not mandate that such actions be brought in a federal court located within the State of Delaware. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and to have consented to the provisions of our restated certificate of incorporation described above. This choice of forum provision may limit a stockholder’s ability, or make it more costly, to bring a claim of the type enumerated in clauses (a)-(d) above in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our restated certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Our restated certificate of incorporation and our restated bylaws that became effective upon completion of the Merger contain provisions that could delay or prevent a change in control of our company. These provisions could also make it difficult for stockholders to elect directors who are not nominated by current members of our board of directors or take other corporate actions, including effecting changes in our management. These provisions:

●	establish a classified board of directors so that not all members of our board are elected at one time;

●	permit only the board of directors to establish the number of directors and fill vacancies on the board;

●	provide that directors may only be removed “for cause” and only with the approval of a majority of our stockholders;

●	require majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

●	authorize the issuance of “blank check” preferred stock that our board could use to implement a stockholder rights plan;

●	eliminate the ability of our stockholders to call special meetings of stockholders;

●	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

●	prohibit cumulative voting; and

●	establish advance notice requirements for nominations for election to our board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, Section 203 of the DGCL may discourage, delay or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.

Our stock price and trading volume following our quotation on the OTCQB, if any, or following our potential listing on a securities exchange, if any, will be heavily influenced by the way analysts and investors interpret our financial information and other disclosures. Securities and industry analysts do not currently, and may never, publish research on our business. If few securities or industry analysts commence coverage of us, our stock price could be negatively affected. If securities or industry analysts downgrade our common stock, or publish negative reports about our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price to decline and could decrease the trading volume of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

For the information required by Item 701 of Regulation S-K as to all equity securities that we issued during the period covered by this report that were not registered under the Securities Act, please refer to Item 15. Recent Sales of Unregistered Securities contained in our registration statement on Form S-1/A filed on September 30, 2025, which item is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).

ITEM 6. EXHIBITS

(a) Exhibits

2.1	Agreement and Plan of Merger and Reorganization among the Company, Aspen Acquisition Corp., and Deep Isolation, Inc., dated July 23, 2025 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 23, 2025 (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
3.2	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
4.1	Form of Placement Agent A Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
4.2	Form of Placement Agent B Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
10.1	Form of Pre-Merger Indemnification Agreement (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
10.2	Form of Post-Merger Indemnification Agreement (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
10.3	Subscription Agreement, dated July 23, 2025, by and between the Company and the parties thereto (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
10.4	Form of Registration Rights Agreement by and between the Company and the parties thereto (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
10.5+	2025 Equity Incentive Plan and form of award agreements (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
10.6*	Amendment to Cooperation Agreement, dated July 29, 2025, by and between NAC International, Inc. and the Company (filed as Exhibit 10.9 to the Company’s Amended Registration Statement on Form S-1/A filed on September 30, 2025 and incorporated herein by reference).
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer and Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer.
101.INS(a)	Inline XBRL Instance Document.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).

(a)	Filed herewith
(b)	Furnished herewith
*	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The registrant has furnished supplementally copies of the omitted portions of this exhibit to the SEC upon its request.
+	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DEEP ISOLATION NUCLEAR, INC.

(Registrant)

By:	/s/ Rodney Baltzer
Rodney Baltzer President and Chief Executive Officer (Duly authorized officer and Principal Financial Officer)

Dated: November 14, 2025