Form 10-K
period 2025-12-31
Deep Isolation Nuclear, Inc.
filed 2026-03-30
CIK 1918080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________
FORM 10-K
_____________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-56406
_____________________________
Deep Isolation Nuclear, Inc.
_____________________________
(Exact name of registrant as specified in its charter)

Delaware	87-4225965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 ADDISON ST, SUITE 300 Berkeley, CA	94704
(Address of Principal Executive Offices)	(Zip Code)
(509) 543-9222
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to section 12(g) of the Act:
Common Stock, par value $0.0001
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐ No ☐

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock. Accordingly, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price of the registrant’s common stock as of the registrant’s most recently completed second fiscal quarter cannot be determined.
As of March 15, 2026, the Registrant had 57,542,113 shares of common stock, $0.0001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of Deep Isolation Nuclear, Inc. relating to the Annual Meeting of Stockholders to be filed within 120 days after the end of the fiscal year covered by this Form 10-K, are incorporated into Part III of this Form 10-K.

Part I
Cautionary Note Regarding Forward-Looking Statements and Industry Data

This Annual Report on Form 10-K, in particular, Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements represent our expectations, beliefs, intentions or strategies concerning future events, including, but not limited to, any statements regarding our assumptions about financial performance; the continuation of historical trends; the sufficiency of our cash balances for future liquidity and capital resource needs; the expected impact of changes in accounting policies on our results of operations, financial condition or cash flows; anticipated problems and our plans for future operations; and the economy in general or the future of the industry in which we operate, all of which were subject to various risks and uncertainties.

When used in this Annual Report on Form 10-K and other reports, statements and information we have filed with the Securities and Exchange Commission (“SEC”), in our press releases, presentations to securities analysts or investors, in oral statements made by or with the approval of an executive officer, the words or phrases “believes,” “may,” “will,” “expects,” “should,” “continue,” “anticipates,” “intends,” “will likely result,” “estimates,” “projects” or similar expressions and variations thereof are intended to identify such forward-looking statements. However, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. These statements are only predictions. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Any or all of our forward-looking statements in this document may turn out to be wrong. Actual events or results may differ materially. Our forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks, uncertainties and other factors.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and particular markets, including data regarding the estimated size of those markets. Information that is based on estimates, forecasts, projections, market research or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by market research firms and other third parties, industry, general publications, government data and similar sources.

Item 1. Business

Company Overview
Deep Isolation Nuclear, Inc.’s (“Deep Isolation” or the “Company”) mission is to revolutionize the disposal of nuclear waste through the development of innovative solutions for temporary storage and transportation of high-level waste (“HLW”), including spent nuclear fuel (“SNF”), and for permanent disposal of HLW via deep underground boreholes. The world’s current nuclear waste management model is limited to two options: above-ground interim storage and geologic disposal via mined repositories. Both options are extremely costly and, to date, neither has presented a viable, long-term solution to the global nuclear waste disposal problem. There are currently no operational mined repository facilities for the disposal of HLW or SNF; above-ground interim storage, which does not provide a permanent disposal solution, currently is the only waste management solution for HLW and SNF being practiced worldwide.
Deep Isolation has developed a solution for the permanent disposal of nuclear waste via geologic repositories by leveraging directional drilling to isolate SNF and HLW in deep boreholes located underground in suitable rock formations. Although mined repositories and deep borehole disposal (“DBD”) are both considered types of geologic repository disposal, these methods differ in important ways. DBD technology allows for permanent isolation of nuclear waste through the use of corrosion-resistant canisters that serve as an engineered barrier to waste migration, and storage of those canisters in boreholes greater than 1 kilometer below the Earth’s surface, which is nearly double the typical depth of mined repositories. A key component of the Company’s solution is its universal canister system (“UCS”), which is a patented family of canisters with NAC International, which is a leading provider of nuclear fuel cycle technology and consulting solutions.

The ability to place nuclear waste deeper into the ground increases the safety of nuclear waste storage and isolates waste in geologic formations that have been out of contact with the biosphere for millions of years. Deep Isolation’s technology also allows for remote handling of waste that eliminates the need for human involvement underground, in contrast to the constant human intervention underground required with mined repository facilities. The Company’s UCS can also be used for above-ground interim storage and require no repackaging, thus reducing human exposure to radioactive isotopes and reducing the overall cost of nuclear waste disposal.
The Company currently offers the following products and services, in addition to the services offered by Freestone: (i) strategic appraisal, which involves analysis of the costs and benefits of our DBD solution as compared with other disposal solutions; and (ii) operational planning, which involves the completion of a comprehensive feasibility assessment, including the preparation of a generic design for our deep borehole repositories, an IAEA-compliant economic and strategic business case and a Generic Safety Case, a commercial model for implementation and a roadmap for all work needed to commission and implement our solutions. The Company also offers implementation services, which includes the deployment of an IAEA-compliant disposal or storage system (depending on the customer’s needs) and consultancy services for siting, licensing, construction, hot and cold commissioning, operations, closure, post-closure monitoring and stakeholder engagement.
To date, we have not yet entered into any implementation contracts with customers. We expect that a successful non-radioactive, full-scale, at-depth demonstration of our DBD solution, if successful, will spur demand for our implementation services in the coming years.
The Company’s subsidiary, Freestone, is an environmental and water resources consulting firm servicing federal, state, municipal and private clients. Freestone offers a variety of services that are complementary to Deep Isolation’s business, including regulatory support, investigation and remediation of project sites, environmental data review and management and technology research and development. We believe Freestone offers key cost and service synergies with Deep Isolation’s core disposal solution and diversifies the Company’s business. Existing synergies include accounting and back office support, bundled insurance and other corporate overhead expenses that provide cost savings to the Company, and shared software licenses. Opportunities for additional, future synergies include employee benefits and additional shared software. The Company receives cash flows from Freestone’s operations that are supplemental to cash flows produced by the Company’s core business, which reduces the Company’s consolidated use of cash and results in lower fundraising needs. We believe Freestone will continue to provide the Company with a key source of revenue in the coming years.
Glossary of Terms and Abbreviations
The following is a glossary of technical terms used in this Form 10-K:

APAC – Asia-Pacific
DBD – Deep Borehole Disposal
DOE – Department of Energy
EMEA – Europe, the Middle East and Africa
GW – Gigawatt
HLW – High level waste
km – kilometers
mSv – Millisievert, a measure of radiation dose
MTHM – Metric Tons of Heavy Metal
SMR – Small modular reactor
SNF – Spent Nuclear Fuel, a subcategory of HLW
TRISO Fuel – Tri-Structural Isotopic Particle Fuel
TRU – Transuranic waste, a type of radioactive waste contaminated with man-made elements heavier than Uranium, with half-lives greater than 20 years and concentrations greater than 100 nanocuries per gram of waste
TWh – Terawatt Hour
UO2 – Uranium Oxide
Company History
Deep Isolation was co-founded in 2016 by Dr. Richard Muller and Elizabeth Muller, a father-daughter team with entrepreneurial experience. Dr. Muller is also a highly recognized scientist and current Professor Emeritus, Physics at the University of California Berkeley, The Company’s leadership team has many years of direct experience with nuclear solutions and engineering, government and community engagement and global strategy development. The Company’s 18-member advisory board also includes experts and Nobel laureates in nuclear science, technology and policy. We believe that the depth of our expertise gives us a strategic advantage in the market for nuclear waste storage and disposal and will allow us to make significant strides in addressing the shortcomings of the current solutions for nuclear waste disposal.

The Company began its core technology development by conducting research and technical due diligence to support the feasibility of DBD. In 2019, Deep Isolation became the first company to successfully place and retrieve a prototype disposal canister from a deep horizontal borehole in a public demonstration, and in 2020 the Company released its preliminary radiological safety calculations, signed its first customer contract with the Electric Power Research Institute (“EPRI”) for feasibility support and expanded into the UK to better serve the EMEA market. The EPRI feasibility study established the feasibility of modular (onsite) disposal using deep boreholes in the United States and estimated cost savings of 62-76% compared to mined repositories.
In 2021, the Company acquired Freestone, an environmental and water resources consulting firm servicing federal, state, municipal and private clients. As a result of the acquisition, Freestone is a wholly owned subsidiary of the Company operating as a separate division with distinct services and operations. Freestone currently has a team of 28 part- and full-time employees with decades of combined professional consulting experience. The acquisition of Freestone expanded the Company’s depth and breadth of experience and provided additional human capital, including access to professional geologists, support for drilling plans, a dedicated procurement team, expertise in hazardous waste permitting, GIS expertise, site characterization support and validation of lab results. Additionally, Freestone is an existing subcontractor with the DOE’s prime contractors. Freestone assists private companies and government entities in solving regulatory related issues associated with evolving local, state and federal environmental standards and requirements. Its investigation and remediation activities include performing environmental investigations to characterize conditions of a site, determine the presence of hazardous substances and evaluate whether remediation or cleanup may be necessary. Freestone also provides data verification and quality reviews for federal environmental cleanup actions, using spatial analysis and statistical evaluation to determine environmental impacts and assess the progress of remedial actions. Furthermore, Freestone performs research and development work that has led to the development of its automatic, cable-deployed hexavalent chromium sensors for use in wells or water bodies. These sensors serve as an alternative to manual sampling and analysis, offering continuous data collection and reduced cost per measurement.
In 2023, Deep Isolation successfully demonstrated the emplacement and retrieval of a full-sized canister during initial full-scale-at-surface testing, in partnership with the Deep Borehole Disposal Center (“DBDC”). DBDC is a non-profit organization established to advance the technical readiness of deep borehole nuclear waste disposal technologies, with the goal of serving as an independent organization for interested entities and governments worldwide to commission projects that characterize and advance the technical readiness of deep borehole nuclear waste disposal technologies.
Over the past four years, Deep Isolation has continued to secure several strategic partnerships with leading companies in the nuclear energy space and has been awarded several contracts for feasibility and other related studies, including disposal of HLW from recycling, site suitability studies, regulatory gap analysis and TRISO fuel disposal. The Company has also received significant governmental support in the form of grants and awards, including 6 distinct contract awards from the DOE with the Advanced Research Projects Agency—Energy (“ARPA-E”) and Small Business Innovation Research program that we expect will expand the capabilities of DBD to SMRs, advanced reactors and reprocessed fuels and help to expand Deep Isolation’s solution to address waste storage and transportation on a wider scale. Twenty companies from the U.S. and international nuclear sector have also written to the DOE expressing their support as commercialization partners for our UCS.
In December 2024, the U.S. Trade and Development Agency announced a grant of $1.2 million to support a feasibility study conducted in partnership with SERAW, the Bulgarian national nuclear waste organization, to assess the potential use of our technologies in Bulgaria. The study centers around the development of a delivery plan and a supporting commercial model for the siting, design, licensing, construction and operation of a deep borehole repository for existing waste at the Kozloduy nuclear power plant (Bulgaria’s main nuclear power plant), new waste generated by two AP1000® pressurized water reactors designed by Westinghouse Electric, and future SMR waste. For several months during 2025, the study and further disbursements under the grant were placed on hold pursuant to the executive order titled “Reevaluating and Realigning United States Foreign Aid” issued by the President of the United States on January 20, 2025. The continuation of the study and disbursements were approved in September 2025, following review of the grant for programmatic efficiency and consistency with U.S. foreign policy.
Further, the U.S. Department of State’s FIRST program selected Deep Isolation in November 2024 to provide expert advice to selected Central and Eastern European governments regarding the development of integrated waste management strategies for SMRs; to date, services have been provided to two governments under this contract, with further deliverables agreed for 2026. The Advocacy Center of the U.S. International Trade Administration (“ITA”) has also identified Deep Isolation as a unique part of the U.S. offer in nuclear export markets suitable for formal advocacy by the U.S. federal government to overseas governments. The ITA coordinates U.S. government efforts to promote American companies in securing contracts with foreign governments and provides key advocacy assistance, which may involve meetings between key foreign decision-makers and U.S. government officials, direct support from U.S. government officials stationed abroad, sending letters in support of American companies to foreign decision-makers and other coordinated action by U.S. government agencies to help American companies compete for foreign contracts. Deep Isolation has been granted Initial Advocacy status in the Philippines, and the ITA has encouraged the Company to submit further advocacy applications covering a number of countries in the EMEA and APAC regions. Deep Isolation has also received a grant from the UK Department for Energy Security and Net Zero for canister development in the UK, and delivered the first prototype canister in partnership with the UK government in 2024.
Deep Isolation, Inc. has wholly owned subsidiaries Deep Isolation US LLC and Deep Isolation EMEA Limited in the UK, as well as Freestone, as described above. In July 2025, Deep Isolation, Inc. merged with Acquisition Sub, a wholly-owned subsidiary of Aspen-1 Acquisition Inc., our predecessor. Deep Isolation was the surviving corporation and, as a result, became Aspen’s wholly owned subsidiary. Aspen changed its name to Deep Isolation Nuclear, Inc. References to the “Company” in this 10-k refer to Deep Isolation, Inc.
Recent Developments
Merger

On July 23, 2025, the Company, Acquisition Sub and Deep Isolation entered into the Merger Agreement. Pursuant to the terms of the Merger Agreement, on July 23, 2025 (the “Closing Date”), Acquisition Sub merged with and into Deep Isolation, with Deep Isolation continuing as the surviving corporation and as our wholly owned subsidiary.

As a result of the Merger, we acquired the business of Deep Isolation. At the time the certificate of merger effectuating the Merger was filed with the Secretary of State of Delaware (the “Effective Time”), each share of (i) Deep Isolation common stock (the “Deep Isolation Common Stock”), Deep Isolation Series A-1 Preferred Stock (the “Series A-1 Preferred Stock”), Deep Isolation Series A-2 Preferred Stock (the “Series A-2 Preferred Stock”), Deep Isolation Series A-3 Preferred Stock (the “Series A-3 Preferred Stock”), Deep Isolation Series A Prime-1 Preferred Stock (the “Series A Prime-1 Preferred Stock”) and Deep Isolation Series A Prime-2 Preferred Stock (the “Series A Prime-2 Preferred Stock”, and together with the Series A-1 Preferred Stock, the Series A-2 Preferred Stock, the Series A-3 Preferred Stock and the Series A Prime-1 Preferred Stock, the “Deep Isolation Preferred Stock”; the Deep Isolation Preferred Stock, together with the Deep Isolation Common Stock, are referred to herein as the “Deep Isolation Capital Stock”) issued and outstanding immediately prior to the Effective Time was converted into the right to receive 25.837283 shares of our common stock (the “Conversion Ratio”), rounded to the nearest whole share.

In connection with the consummation of the Transactions (as defined herein), the Deep Isolation board of directors approved the accelerated vesting of all options to purchase Deep Isolation Common Stock that were issued under Deep Isolation’s 2018 Equity Incentive Plan (the “2018 EIP”) and remained outstanding (the “2018 EIP Options”), as of immediately prior to the Effective Time. Effective immediately prior to the Effective Time, certain holders of 2018 EIP Options elected to exercise options to purchase an aggregate of 73,284 shares of Deep Isolation Common Stock, and such shares were converted into an aggregate of 1,893,459 shares of our common stock.

The 2018 EIP Options that remained outstanding and unexercised immediately prior to the Effective Time were assumed by the Company, and the number of shares subject to such options were multiplied by the Conversion Ratio (rounded to the nearest whole share, with five tenths (0.5) of a share rounded up), with the exercise price per share of each such assumed option being equal to the exercise price of the option immediately prior to the Effective Time divided by the Conversion Ratio (rounded up to the nearest whole cent) (such options being referred to herein as the “Assumed Options”). On an as-converted basis, the Assumed Options constitute options to purchase an aggregate of 5,752,566 shares of our common stock. The maximum number of shares of our common stock issued to (or in the case of the Assumed Options, reserved for issuance to) the former holders of Deep Isolation’s Capital Stock was equal to 49,999,995 after adjustments due to rounding for fractional shares.

Immediately prior to the Effective Time, an aggregate of 2,833,333 shares of Company common stock (out of the 5,000,000 shares then issued and outstanding) owned by stockholders of our predecessor, Aspen, prior to the Merger were forfeited and cancelled (the “Stock Forfeiture”), resulting in 2,166,667 shares of Company common stock held by such stockholders immediately after the Merger (the “Retained Pre-Merger Shares”). See “Description of Capital Stock” below for more information.

The issuance of shares of our common stock to Deep Isolation’s former security holders are collectively referred to as the “Share Conversion.” On the Closing Date, we also issued 83,333 shares of our Common Stock (the “Advisor Shares”) to Mr. Ali Kashani in consideration for services rendered in connection with the Merger.

The Merger Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions.

Pursuant to the Merger Agreement, we approved and adopted the 2025 Equity Incentive Plan (the “2025 EIP”) and reserved 10,752,566 shares of the Company’s common stock for future issuance in connection therewith, 5,752,566 of which were issuable upon the exercise of the Assumed Options and the remainder of which were reserved for future issuances of incentive awards under the 2025 EIP at the discretion of our board to officers, key employees, consultants and directors. After the Merger, Private Placement and Related Transactions, we issued an additional 92,295 shares upon exercise of options, so that as of March 15, 2026, 3,771,094 2025 EIP Option Shares were reserved for future issuances of awards under the 2025 EIP. For a description of the 2025 EIP, see “Compensation of Directors and Executive Officers-Description of the 2025 Equity Incentive Plan.” As a condition to the closing of the Merger, on July 23, 2025 we entered into indemnity agreements with our former officers and directors (the “Pre-Merger Indemnity Agreements”), pursuant to which we agreed to indemnify such former officers and directors for actions taken by them in their official capacities relating to the consideration, approval and consummation of the Merger and certain related transactions, and we have entered into indemnity agreements with each of our current directors and executive officers. We have also entered into employment agreements with each of the Company’s President and Chief Executive Officer, Chief Financial Officer,

General Counsel, Chief Commercialization Officer, Chief of Staff and Corporate Secretary, Executive Vice President of Engineering and the President of Freestone. See “Compensation of Directors and Executive Officers-Executive Compensation Arrangements.”

The Merger was treated as a recapitalization and reverse acquisition by DI Nuclear for financial reporting purposes. Deep Isolation is considered the acquirer for accounting purposes, and the Company’s historical financial statements before the Merger will be replaced with the historical financial statements of Deep Isolation before the Merger in future filings with the SEC. The Merger is intended to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”).

The offers and sales of shares of the Company’s common stock issued pursuant to the Share Conversion, the Retained Pre-Merger Shares and the Advisor Shares issued on the Closing Date were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, which exempts transactions by an issuer not involving any public offering, and Rule 506(b) of Regulation D promulgated by the SEC thereunder. These shares of the Company’s common stock may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirement and are subject to further contractual restrictions on transfer as described below under “Shares Eligible for Future Sales.”

The Private Placement

Immediately following the Effective Time of the Merger, we sold 11,012,387 shares of our common stock in the Private Placement pursuant to Subscription Agreements by and between the Company and the purchasers of common stock (collectively, the “Subscription Agreement”) at a purchase price of $3.00 per share (the “Private Placement Price”). The Private Placement and the Merger together are referred to herein as the “Transactions.”

The aggregate gross proceeds from the Private Placement were approximately $33.0 million (before deducting repayment of the Promissory Note in the amount of $100,000, as described below, and Placement Agent fees and expenses of the Private Placement, which were approximately $4.2 million).

The Private Placement, including the grant of the Placement Agent Warrants, was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC thereunder. The common stock issued in the Private Placement was sold to “accredited investors,” as defined in Regulation D and fewer than 35 non-accredited “purchasers” (as defined in Rule 501 under the Securities Act) who are sophisticated within the meaning of Rule 506(b) of Regulation D. The Private Placement was conducted by the Placement Agents (as defined below) on a “reasonable best efforts” basis.

In connection with the Private Placement and subject to the closing of the Private Placement, we agreed to pay the placement agents, Seaport Global Securities LLC (“Seaport”), The Benchmark Company, LLC (“Benchmark”), Dinosaur Financial Group (“Dinosaur”), Network 1 Financial Securities, Inc. (“Network 1”) and Phoenix Financial Services (“Phoenix,” and together with Seaport, Benchmark, Dinosaur, and Network 1, the “Placement Agents”), each a U.S. registered broker-dealer, a cash placement fee (the “Cash Fee”) as follows: (a) with respect to Seaport, Dinosaur and Network 1, a Cash Fee of 10% of the gross proceeds raised from investors in the Private Placement introduced by each such Placement Agent, excluding existing officers, directors and stockholders of Deep Isolation and their respective friends and family who participated in the Private Placement (the “Deep Isolation Investors”) (or in certain cases a fee of 4% of gross proceeds raised from such Deep Isolation Investors), (b) with respect to Phoenix, a Cash Fee of 8% of the gross proceeds raised from investors in the Private Placement introduced by Phoenix, excluding Deep Isolation Investors and (c) with respect to Benchmark, a Cash Fee of 10% of the gross proceeds raised from investors in the Private Placement introduced by Benchmark (or a fee of 4% of gross proceeds raised from Deep Isolation Investors) and a Cash Fee of 2% of the gross proceeds raised from investors in the Private Placement introduced by Phoenix, excluding Deep Isolation Investors. We also agreed to issue to (a) each of the Placement Agents warrants to purchase a number of shares of our common stock equal to 8% of the number of shares of Company common stock sold in the Private Placement to investors introduced by such Placement Agent (excluding sales to the Deep Isolation Investors), with a term expiring upon the first to occur of the fifth anniversary of the Effective Time and three years after the Company common stock is first listed for trading on Nasdaq or the New York Stock Exchange (“NYSE”) and an exercise price of $3.00 per share, subject to adjustment (the “A Warrants”) and (b) certain of the Placement Agents warrants to purchase an aggregate amount of $500,000 shares of our common stock at a price of $0.0001 per share (the “B Warrants” and together with the A Warrants, the “Placement Agent Warrants”). Additionally, we agreed to pay to Maxim Group LLC (“Maxim”), on behalf of the Placement Agents, a reallowance fee consisting of a cash fee and A Warrants with an aggregate value equal to 60% of the commission due to Seaport and Benchmark on the sale of our common stock to an affiliate of Maxim. We also agreed to reimburse the Placements Agents for certain expenses incurred in connection with the Private Placement.

As a result of the foregoing, we paid the Placement Agents an aggregate Cash Fee of $3,143,387 and issued to them Placement Agent Warrants to purchase an aggregate of 996,397 shares of our common stock, subject to adjustment. We have also reimbursed the Placement Agents for an aggregate of approximately $14,000 of expenses incurred in connection with the Private Placement.

Subject to certain customary exceptions, we have agreed to indemnify the Placement Agents to the fullest extent permitted by law against certain liabilities that may be incurred in connection with the Private Placement, including certain civil liabilities under the Securities Act, and, where such indemnification is not available, to contribute to the payments the Placement Agents and their sub-agents may be required to make in respect of such liabilities.

Additionally, in connection with the Transactions and subject to the closing of the Transactions, we agreed to reimburse Mr. Mark Tompkins, former director of Aspen, for certain fees and expenses of Aspen advanced by Mr. Tompkins in connection with the Transactions and up to $100,000 as evidenced by a promissory note, dated December 10, 2021, by and between Aspen and Mr. Tompkins, as amended from time to time (as amended, the “Promissory Note”) at the closing of the Private Placement from the proceeds thereof. The Promissory Note was issued by Aspen to Mr. Tompkins in connection with advances made in connection with costs incurred by Aspen. Upon the closing of the Private Placement, we repaid $100,000 of the principal amount of such Promissory Note; the remaining principal amount of $67,025 was forfeited and the Promissory Note was cancelled.

We expect to use the remainder of the net proceeds of the Private Placement to fund the non-radioactive, full-scale, at-depth demonstration of our DBD technologies, and for general corporate purposes.

Registration Rights

In connection with the Merger and the closing of the Private Placement, we entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which we agreed that promptly, but no later than 45 calendar days after the date of filing of the Current Report on Form 8-K related to the transactions, we will file, subject to customary exceptions, a registration statement with the SEC (the “Registration Statement”), covering sale, transfer or disposition of (i) the shares of our common stock issued in the Private Placement; (ii) the shares of our common stock issuable upon exercise of the Placement Agent Warrants; (iii) the shares of common stock issued in exchange for all of the equity securities (including 2018 EIP Options, to the extent exercised as of immediately prior to the Effective Time) of Deep Isolation that were outstanding immediately prior to the Closing; (iv) the Retained Pre-Merger Shares; and (v) the Advisor Shares ((i)-(v) collectively, the “Registrable Shares”), subject to the prior receipt by the Company of the selling stockholder information regarding the holders of the Registrable Shares required to be included in the Registration Statement under applicable SEC rules and regulations. For a description of the Registration Rights Agreement and our obligations under it, please refer to “Shares Eligible for Future Sale - Registration Rights.” See also “Risk Factors-If the Registration Statement is not effective before March 31, 2026, we would be required to pay liquidated damages, which would reduce the amount that we would have to invest in our operations.”

Deep Isolation’s 2018 EIP and Outstanding Awards Thereunder

Pursuant to the Merger Agreement and upon the closing of the Merger, we assumed the Assumed Options. The exercise price per share of each Assumed Option is equal to the exercise price of the option immediately prior to the Effective Time divided by the Conversion Ratio (rounded up to the nearest whole cent). Each Assumed Option shall otherwise be subject to the terms and conditions of the 2025 EIP, and DI Nuclear’s board or a committee thereof shall succeed to the authority and responsibility of Deep Isolation’s board of directors or any committee thereof with respect to each Assumed Option. In connection with the Merger, Deep Isolation’s board of directors terminated the 2018 EIP, effective as of the Effective Time and subject to approval of the 2025 EIP by our board of directors and stockholders and our assumption of the Assumed Options. No additional awards will be issued under the 2018 EIP. See “Compensation of Directors and Executive Officers” below for more information about the 2018 EIP and the Assumed Options.

Our 2025 Equity Incentive Plan

Pursuant to the Merger Agreement and immediately prior to the closing of the Merger, we adopted our 2025 EIP, which provides for the issuance of incentive awards consisting of stock options, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, cash awards and stock bonus awards. We initially reserved 10,752,566 shares of the Company’s common stock for future issuance under the 2025 EIP, including 5,752,566 shares of our common stock issuable upon the exercise of the Assumed Options. After the Merger, Private Placement and Related Transactions, we issued an additional 92,295 shares upon exercise of options, so that as of March 15 2026, 3,771,094 EIP Option Shares were reserved for future issuances of awards under the 2025 EIP. Such remaining number of shares of such common stock reserved for future issuances of incentive awards under the 2025 EIP may be issued at the discretion of our board to officers, key employees, consultants and directors. The number of shares reserved for issuance under our 2025 EIP will increase automatically at the beginning of each fiscal year in an amount up to 4% of the shares of our common stock outstanding on the last day of the immediately preceding fiscal year (calculated on a fully-diluted and as-converted basis), commencing on the first day of our second year beginning after the Closing Date. Future awards under the 2025 EIP following the Closing shall dilute all stockholders of the Company on a pro rata basis. See “Compensation of Directors and Executive Officers-Description of the 2025 Equity Incentive Plan” below for more information about the 2025 EIP.

Departure and Appointment of Directors and Officers

Pursuant to the Company’s amended and restated bylaws, the authorized number of directors of the Company is fixed by our board of directors from time to time. Such number of authorized directors is currently set at seven members. As of the Effective Time, Mark Tompkins and Ian Jacobs resigned from our board of directors, and Elizabeth Muller, Rodney “Rod” Baltzer, Jonathon Angell, Kent S. Cole and Leslie Goldman Tepper were appointed to our board of directors.

After the Merger, in September 2025, the board of directors increased the authorized number of directors to seven and appointed Christa Steele and, subsequently in October 2025, Renee Hornbaker to serve as directors. Later, in November 2025, Mr. Cole resigned from his position as a director. In January 2026, the board of directors appointed Ralph L. Hunter to fill the vacancy created by Mr. Cole’s resignation.

Also, as of the Effective Time, Ian Jacobs resigned from all officer positions with us, and Rod Baltzer was appointed as our President and Chief Executive Officer, Christopher “Chris” Parker was appointed as our Chief Commercialization Officer, Sophie McCallum was appointed as our Chief of Staff and Corporate Secretary, Jesse Sloane was appointed as our Executive Vice President of Engineering and Steven “Steve” Airhart was appointed as President of Freestone Environmental Services, our wholly owned subsidiary.

Paula Whitten-Doolin was appointed as the General Counsel of Deep Isolation, effective February 3, 2026.

Joseph Nelson was appointed as Chief Financial Officer of Deep Isolation, effective February 24, 2026, though Mr. Baltzer will remain as the principal accounting officer until Mr. Nelson becomes fully familiar with the Company’s systems and processes.

Current Nuclear Waste Disposal Solutions
Above-Ground Interim Storage
Above-ground interim storage involves packaging SNF into canisters that are then placed and stored in above-ground concrete dry casks located onsite at the nuclear power plant where SNF was produced. This requires ongoing onsite monitoring and maintenance. Based on data published by the DOE in 2024, we estimate that the global spend for temporary (or interim) storage of SNF is approximately $23,000 per MTHM or $10 billion, annually, with the United States spending approximately $2.2 billion by itself. Importantly, because above-ground interim storage is only a temporary storage method, these costs do not account for the inevitable transportation and disposal costs that must be incurred to permanently dispose of the nuclear waste. While interim storage can be deployed immediately due to extensive global experience with this method, the actual placement of SNF into the dry casks can take months to years to complete. Interim storage of SNF can last decades after the nuclear plant is decommissioned, often significantly longer than anticipated and, in most countries, with no permanent solution on the horizon. To date, no SNF has ever been moved from temporary storage to a permanent disposal site.
Geologic Repositories—Mined Repositories
Projects for disposal in geologic repositories have traditionally been limited in focus to disposal in mined repositories. Mined repository disposal involves the mining of miles of underground tunnels to create a centralized repository where all SNF produced by a certain country ultimately will be packed into canisters and permanently placed. This type of disposal is extremely capital intensive and time consuming. Construction of a mine can cost billions to tens of billions of dollars . Mined repositories must be maintained and monitored for decades by a large staff of engineers and other personnel both onsite and underground, which leads to significant operating and monitoring costs due to the need for constant monitoring and human intervention. Individuals tasked with underground maintenance and monitoring are also subject to serious safety risks. Mined repositories require nuclear waste to be transported over long distances, which increases safety risks and, in many cases, requires countries to incur significant costs to transport the waste from the power plants where it was generated to the disposal site.
These projects typically take decades to plan, construct and deliver before becoming operational, and political or community opposition can further delay or prevent the operation of a repository. For example, Yucca Mountain was selected in 1987 as the site for all SNF disposal in the United States, but due to political opposition, according to YuccaMountain.org the Yucca Mountain repository has not had federal funding since 2011 and the only infrastructure which exists at the site is a single 5-mile exploratory tunnel. As such, the Company understands that the project has effectively been abandoned. Furthermore, although there are mined repository projects under development, there currently are no operating mined repository facilities for the disposal of SNF anywhere in the world. Finland’s Onkalo repository is expected to become operational in 2026 and will be the first of its kind after more than 20 years of construction and expected total costs of €5 billion, or approximately $5.85 billion (including €900 million, or approximately $1.05 billion, in construction costs). Sweden, which broke ground on its Forsmark facility in early 2025, is the only other country in the world that has begun construction on a mined repository. France, which generates approximately 70% of its electricity from nuclear power, has also made significant progress on its Cigeo project and has announced that it expects to begin construction in 2027.
Demand for Clean, Reliable Baseload Power
Power demand and long-term load forecasts have increased materially worldwide, driven by electrification, deglobalization, industrial on-shoring and datacenter demand, which has in turn increased global focus on grid reliability, climate change, renewable power generation sources and energy security. Climate change has become a leading policy issue globally, leading to net zero emissions goals, pledges and/or mandates by a majority of countries and major corporations and a sustained focus on decarbonization and renewable power sources. Due to climate change concerns, global coal-fired power generation is projected by the International Energy Agency (“IEA”) to decrease by approximately 81% through 2050. Renewable energy sources, such as wind and solar power, are inherently intermittent and variable in nature, which can lead to imbalances between energy supply and demand that can cause or exacerbate grid instability. This potential for instability requires grid flexibility in quickly ramping up or down the output of other energy sources to compensate for the variability of renewables. As the percentage of total power generated by renewable sources increases to offset the expected decrease in coal-generated power, concerns about grid reliability likewise are expected to increase. Further, as the number of extreme weather events has increased significantly over the last few decades, increased power outages and spikes in power prices have highlighted the need for a more resilient grid. Recent geopolitical events, including Russia’s invasion of Ukraine and escalating tensions between the United States and China have sharpened focus on the global energy supply chain and the importance of energy autonomy.
These trends and the discussions surrounding them have led to widespread recognition of nuclear energy as a critical part of the energy transition solution going forward. Nuclear power has several key attributes that make it a uniquely attractive source of power. First, nuclear power can be used as a reliable baseload energy supply. Nuclear power plants can be run continuously without the inherent variability of other renewable power sources, and weather-related events historically have caused less than a 0.1% average loss of capacity factor at nuclear plants, making nuclear power a viable source of grid reliability and resilience. Further, nuclear power generation is clean, efficient and sustainable. Its generation produces zero carbon emissions, has the smallest footprint-to-energy output ratio for both fuel and land and reactors are built to last up to 100 years, decades longer than any other power generation source. It also reduces reliance on fuel imports from politically unstable regions, increasing energy independence and helping to insulate energy supply chains from geopolitical tensions. As a result, the IAEA projects a significant increase in global nuclear power capacity over the next 25 years, with a potential increase of 40% to 514 GW by 2050 in the low case and a potential increase of 250% to 950 GW by 2050 in the high case. Given the difficulties countries historically have faced in disposing of nuclear waste, a realistic solution for permanent waste disposal is critical to the widespread adoption of nuclear power.
Deep Isolation’s Solution
Deep Isolation’s solution is designed to emplace patent-protected, corrosion-resistant canisters containing nuclear waste in deep boreholes, at depths approximately 1 km or more below the Earth’s surface and far below the water table. Such boreholes will terminate in stable geological formations that have been out of contact with the biosphere for millions of years. Key features of the solution include:
•Inexpensive drilling – remarkable advances in directional drilling technology have made such deep boreholes reliable and relatively inexpensive.

•Proven technology – leverages mature technologies widely used in other industries and enhanced with our patented innovations.
•Permanent isolation – our corrosion-resistant canisters serve as an engineered barrier to waste migration, and the billion metric tons of rock above them create the final impermeable barrier.
•Time to implement – the technology and know-how already exist and are ready to be deployed quickly.
•Reduced Engineering – deep borehole placement does not require human involvement or underground ventilation systems.
•No repackaging – most waste can be placed in our canisters without modification, significantly reducing the overall costs for disposal compared to existing solutions.
•Minimal transportation – disposal can take place at or near sites where nuclear waste is produced and currently stored, minimizing the cost and risk associated with waste transportation.
The Company’s directional drilling solution is designed to adapt flexibly to its customers’ needs. Deep Isolation offers vertical, slanted and horizontal drilling and boreholes that can be tailored to a specific inventory of waste and the geology of the location of the waste. For example, horizontal boreholes are expected to represent the highest cost savings for large inventories of nuclear waste, but in some geologic formations and for some waste forms vertical or slanted boreholes may be required. Each method is supported by the Company’s partnerships, supply chain and technical expertise, and the Company’s intellectual property applies to all three types of boreholes. Further, we believe each borehole option offers high levels of safety, significant cost savings over currently available disposal methodologies and modular implementation.
Deep Borehole Disposal
The Company’s DBD process consists of six or seven stages, depending on a particular client’s needs:
•Vertical access – for horizontal directional drilling, the process begins by drilling a vertical hole to a suitable depth (called the “kick-off point”) and then gradually curving the direction until the drillhole is approximately horizontal. The horizontal section is the disposal region. Vertical and slanted directional drilling involve similar processes, with the primary differences being the lack of a kick-off point, deeper vertical disposal regions (located approximately 3-5 km below the Earth’s surface) and vertical or slanted orientation of the disposal regions. Based on a 2024 report by Statista, nearly 140,000 similar wells have already been drilled in the U.S. for other purposes.
•Casing installation – lining the drillhole with a carbon-steel pipe (called the “casing”), which is able to bend easily around curved or slanted sections, as applicable, due to the gradual directional change.
•Canister loading – placing the nuclear waste in corrosion-resistant canisters and welding the canisters shut.
•Canister emplacement – lowering loaded canisters into the hole and pushing them into the disposal region using standard oil and gas industry practices.
•Release – releasing canisters, withdrawing the conveyance mechanism and repeating the steps with additional canisters.
•Seal and plug – sealing the vertical hole with rock and bentonite clay after removing the casing, or using temporary plugs for interim storage.
•Retrieval (if necessary) – retrieving canisters if needed by re-latching the canister to the conveyance mechanism.

Universal Canister System
The UCS is a key part of Deep Isolation’s solution. It is a patented family of canisters, developed in partnership with NAC International, which is a leading provider of nuclear fuel cycle technology and consulting solutions.See also “Risk Factors—Our commercialization strategy relies heavily on our relationship with NAC International and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.”
The UCS family of canisters can be engineered in a range of sizes and thicknesses to accommodate a wide variety of advanced reactor waste forms and provide structural stability in a range of different disposal depths. The UCS canisters share common, standardized features, including closure designs and lifting attachments designed for interoperability with standard lifting and emplacement technologies extensively used by the oil and gas industry. These canisters are also designed to accommodate all major current and advanced nuclear waste streams, including UO2 and TRISO fuels, molten salt reactor waste and vitrified waste. They also support open and closed fuel cycles and wet (in-pool) and dry (hot cell) waste loading. Dry casks – the primary form of temporary storage currently available - are not designed to accommodate newer fuel types and may not be acceptable for mined repositories.

Currently, the UCS is the only triple-purpose canister system in the world, with the ability to integrate with transport systems, interim dry cask storage and disposal in deep boreholes or mined repositories. A notable advantage of this capability is that it enables waste to be packaged once, avoiding costs and risks associated with future repackaging even when the ultimate disposal form is uncertain at the time of waste packing. The Company has received significant support and investment from the U.S. and UK governments with respect to the UCS, with an aggregate of $7.1 million in government grant contracts received to date.
Furthermore, Deep Isolation’s UCS can be used for temporary storage, which allows the Company to participate in the nuclear waste storage markets, even where such markets have not yet adopted a permanent disposal solution. We believe the ability of our canisters to be used for both temporary storage and permanent disposal offers customers significant economic benefits compared to canisters currently being used for interim storage. Current stockpiles of nuclear waste are stored in canisters not qualified for disposal, meaning that the repackaging of current waste inventories into disposal-ready canisters is unavoidable for ultimate permanent disposal. Our UCS canisters are engineered for temporary storage, transportation and permanent disposal, which presents a significant cost-savings opportunity for our customers, as the use of UCS canisters from the outset avoids the need for future repackaging and the costs associated therewith.

Safety
Preliminary safety evaluations were performed for design-limiting conditions to develop a canister design sufficient to satisfy established and anticipated regulatory requirements, and multiple sets of post-closure radiological safety calculations co-authored by certain members of the Company’s leadership and various consultants, engineers and scholars have been completed, peer-reviewed and published to demonstrate the ability of our disposal solutions to satisfy such regulatory requirements. The Company has also completed small-scale-at-depth and full-scale-at-surface testing of its DBD technologies to demonstrate its safety and feasibility, and the Company is currently in the process of developing a demonstration facility in Texas to support a non-radioactive, full-scale, at-depth demonstration.
The Company has also completed and published safety calculations on long-term performance. The Company’s modeled long-term scenarios suggest that the canisters offer robust safety margins, surpassing the strictest known safety requirement (0.1 mSv per year of radiation exposure) by a factor of 1,000. Specifically, modeled results suggest that the peak dose of radiation will not occur for over 1 million years, and at that time will still be approximately 1,000 times below the strictest regulatory limit currently in place. Note that, according to the Nuclear Regulatory Commission (the “NRC”), natural background radiation is approximately 620 millirem or 6.2 mSv per year. The modeled results also suggest little sensitivity to engineered barriers and modeled accident scenarios. For example, the Company’s model projects that even in the event of a catastrophic earthquake occurring immediately after repository closure that shears through the disposal section of the repository up to the aquifer, peak radiation dose does not appear for 0.5 million years and remains 450 times below the strictest regulatory limit.
Manufacturing
The Company plans to utilize manufacturing facilities and supply chains in both the U.S. and UK. Our canisters are designed in partnership with NAC International to not only meet product and regulatory requirements but also supply availability of components and manufacturing and assembly for scalability. Pursuant to the Cooperation and Licensing Agreement, dated as of June 17, 2020, by and between Deep Isolation and NAC International (the “NAC Cooperation Agreement”), we agreed to work with NAC International on a mutually exclusive basis for the development and commercialization of our UCS canisters. The terms of the NAC Cooperation Agreement designate NAC International as our exclusive provider for the design, analysis, licensing approval and supply of UCS canisters and associated equipment for disposal in deep horizontal drillholes and services for the transportation and on-site technical support for operation of NAC-provided systems and equipment, subject to certain exceptions. On July 29, 2025, the Company and NAC International executed an amendment to the NAC Cooperation Agreement to also designate NAC International as our exclusive provider for the design, analysis, licensing approval and supply of UCS canisters and associated equipment for above-ground storage.
Such exclusivity provision (i) grants NAC International the exclusive right to supply us with, and obligates us to purchase (subject to certain exceptions), a certain number of UCS canisters per calendar year before we may order or use “Non-NAC Delivered Canisters,” as defined in the agreement and (ii) prohibits NAC International from using or supplying UCS canisters, or other canisters substantially similar in design, in competition with us. Further, NAC International has the right to provide additional UCS canisters, provided that NAC International’s competitiveness and supply capabilities are sustained and that they can meet our supply chain strategy and localization goals. We also granted NAC International certain rights of first refusal with respect to scopes of work reasonably agreed to be within NAC’s roles and responsibilities and areas of expertise during the term of the NAC Cooperation Agreement, which expires upon the 25th anniversary of the effective date of the agreement. Under the terms of the agreement, we also have the right to solicit bids for quantities of

Non-NAC Delivered Canisters to ensure canisters supplied by NAC International are competitively and fairly priced. Further, if NAC International cannot meet competitive pricing requirements, our delivery schedule or any localization requirements of any project, then we have the right to use an alternative supplier of Non-NAC Delivered Canisters for that project. Conversely, if NAC International can meet these requirements, then we must use NAC International as our supplier of UCS canisters for that project. Under the terms of the agreement, NAC International agreed to provide us with certain in-kind contributions, and we agreed to pay certain royalties. Each party also agreed to grant to the other party license to use certain intellectual property owned by the other.
For additional information, see “Certain Relationships and Related Party Transactions—Related Party Transactions with NAC International.” See also “Risk Factors— Our commercialization strategy relies heavily on our relationship with NAC International and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.”
Total Addressable Market for Nuclear Waste Disposal
The global market for permanent nuclear waste disposal is emerging and almost entirely unclaimed, representing an opportunity for Deep Isolation to seek to capture significant market share. Based on the IAEA’s high case projection for annual global nuclear power generation, we project a total addressable market opportunity that cumulatively is worth approximately $155 billion based on current global nuclear waste inventories implied by historical U.S. commercial nuclear production and existing commercial spent fuel stockpiles in the U.S., with potential to grow to $295 billion by 2050. Our projections for the increase in cumulative global spent fuel liability suggest a cumulative spent fuel liability of 848,658 MTHM by 2050. This figure is based on the average MTHM generated per TWh of energy production implied by historical U.S. commercial nuclear production and existing U.S. commercial spent fuel stockpiles, including existing inventory in both wet and dry storage, without separately incorporating cool-down timing in wet storage. Considering global average mined repository costs, this suggests a global cumulative cost of disposal via repository of approximately $1,160,000 per MTHM or a total of $984 billion by 2050 (ignoring additional transportation costs), assuming no spent fuel has reached final disposal. However, there can be no assurances that we will be successful in capturing sufficient market share to capitalize on or otherwise generate the cumulative revenue opportunity presented by such projected global disposal costs.
Stakeholder Outreach
Deep Isolation recognizes that understanding the needs of all stakeholders and demonstrating tangible benefits is a key part of the Company’s nuclear waste disposal solutions rollout strategy, and believes that ongoing stakeholder outreach and engagement will positively contribute to the ultimate adoption of our technology. We currently undertake proactive communication with customers, communities, organizations and advocates with the goal of establishing clear, transparent lines of communication with interested parties through targeted surveys and studies and an active social media and online presence. We understand that our customers, namely governments and state-run utilities, are concerned with finding a safe and secure solution to the permanent nuclear waste disposal problem that is compliant with applicable regulations, affordable, scalable, compatible with existing solutions and available for implementation as soon as possible. Feedback from communities, non-governmental organizations and other stakeholders indicates the desire for an equitable solution that eliminates the need for a particular community to host an entire nation’s nuclear waste, the ability to dispose of waste safely below ground, minimization of nuclear waste transportation between communities, an opportunity to share in the financial and economic benefits of permanent waste disposal and partnership with a company willing to respond to and advocate for the needs of host communities.
Deep Isolation is also a program sponsor and project sponsor of the DBDC, which is an independent nonprofit organization funded on a multinational, public-private partnership basis. Certain of our directors and officers also currently serve as directors and officers of the DBDC. In 2021 and 2022, Deep Isolation, in partnership with the University of Sheffield located in Sheffield, England, conducted an in-depth survey of international stakeholder views from the regulatory, policy and waste management communities regarding DBD. This study, sponsored by the UK Department for Business, Energy & Industrial Strategy for presentation to the IAEA and published at multiple international waste management conferences, found that 4 out of 5 participants would welcome greater international collaboration on DBD, with an emphasis on demonstration and guidance as key themes in progressing the DBD solution. The DBDC was founded in direct response to that demand, with the aim of advancing the maturity of the safety case for DBD and the technical readiness levels of the concept. In recent years, the DBDC has signed memoranda of understanding with private companies to collaborate on DBD demonstrations in Norway and the Netherlands, and has successfully demonstrated the initial emplacement and retrieval of a full weight and size disposal canister in partnership with Deep Isolation. More recently, in August 2024, Deep Isolation’s first fully prototypic disposal canister arrived at the DBDC for testing in prototypical pressure and temperature conditions as part of a test program supported by grants from the U.S. and UK governments. Testing was completed in March 2025, with pressure testing being completed in September 2024, resulting in Deep Isolation’s technology readiness level (“TRL”) increasing from TRL 3 to TRL 6. Originally developed by NASA, TRLs are a method of assessing the maturity of a particular technology on a scale of 1 to 9, with TRL 1 being the lowest level of maturity and TRL 9 being the highest. A TRL of 6 indicates that a technology has a fully functional prototype or representation model and that the use of such prototype or model has been demonstrated in a relevant environment. Testing also involved an assessment of UK manufacturing capabilities conducted by the Nuclear Advanced Manufacturing Research Centre (“Nuclear AMRC”). The Nuclear AMRC’s assessment identified supply chain challenges, particularly with respect to sourcing the UCS canister shell, to which the project team proposed solutions that we believe will reduce manufacturing barriers; however, there can be no assurances that such solutions will in fact reduce manufacturing barriers or ultimately result in any cost savings to the Company. Further, feedback from the project testing informed Deep Isolation’s updated canister design, which was fabricated in early 2025 for additional testing.
Strategic Partnerships and Governmental Support
Deep Isolation recognizes the importance of partnering with leading companies and organizations in the nuclear energy and nuclear waste disposal industries to enhance the Company’s capabilities and expand its ultimate reach. To date, Deep Isolation has developed strategic partnerships and relationships with several of these companies and organizations worldwide, including the following:
•Amentum Holdings, Inc. (“Amentum”) – Deep Isolation and Amentum signed an agreement dated June 20, 2022 and amended as of July 31, 2025, to cooperate on the commercialization of Deep Isolation’s radioactive waste disposal technology globally. Pursuant to the terms of the agreement, we are jointly undertaking analysis and discussions to progress borehole disposal globally and to progress the technical readiness of the DI Technologies (as defined therein), including any appropriate actions necessary to further the development and commercialization of the DI Technologies. Amentum has valuable expertise in the nuclear waste management industry through its management of national waste programs in the U.S. and UK and its service as the last contractor for Yucca Mountain.
•Bechtel Corporation (“Bechtel”) - Deep Isolation signed an agreement and first amendment dated August 1, 2023, with Salado Isolation Mining Contractors LLC (“SIMCO”), a subsidiary of Bechtel, to support TRU waste disposal at the Waste Isolation Pilot Plant (“WIPP”) in New Mexico. This mentor-protégé relationship, entered into in connection with Deep Isolation’s participation in the DOE Mentor-Protégé Program, allows SIMCO to mentor Deep Isolation while providing scopes of work at WIPP – the world’s only operational deep geological repository. WIPP has received only defense-generated transuranic waste and is not a repository for HLW or SNF. SIMCO and Bechtel offer valuable expertise and technical know-how in the management of nuclear waste and operations of mined repositories.
•Dominion Engineering, Inc. (“Dominion”) – Deep Isolation has partnered with Dominion to cooperate in the sales, development and deployment of Deep Isolation’s patented SNF and HLW disposal technology.
•NAC International - Deep Isolation and NAC International signed a long-term cooperation and licensing agreement to design, manufacture and supply the canisters that will be used to safely store and/or dispose of nuclear waste in deep horizonal boreholes. For further details regarding our relationship with NAC International, see “Deep Isolation’s Solution—Manufacturing” and “Certain Relationships and Related Party Transactions—Related Party Transactions with NAC International.” See also “Risk Factors— Our commercialization strategy relies heavily on our relationship with NAC International and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.”
•Navarro Research and Engineering, Inc. (“Navarro”) – Deep Isolation and Navarro have entered into a strategic partnership to jointly demonstrate the feasibility of Deep Isolation’s solutions for disposal of HLW in the U.S. and abroad. Most recently, Deep Isolation and Navarro signed a license agreement effective July 3, 2025 (the “Navarro License Agreement”), pursuant to which Deep Isolation granted Navarro an exclusive license to use the Licensed Technology in the Field of Use (each term as defined in the Navarro License Agreement) in exchange for Navarro’s payment to Deep Isolation of an initial license fee plus certain annual payments consisting of the greater of an annual license fee or an annual royalty, calculated as a percentage of Navarro’s Direct Costs (as defined in the Navarro License Agreement).
•Nuclear AMRC – Nuclear AMRC completed the manufacturing of the first full-size prototype canister in conjunction with Deep Isolation and NAC International.
Deep Isolation has also received the active support of the U.S. federal government, foreign governments and various NGOs, in the form of grants, contract awards and advocacy. Upon Deep Isolation’s expansion into the UK, the Company signed the Nuclear Decommissioning Authority as its first UK client. Continuing its work in Europe, Deep Isolation, with ARAO (the Slovenian radioactive waste management organization), completed a study of the feasibility of implementing DBD solutions in Slovenia, and the ERDO Working Group, comprised of members from Croatia, Denmark, the Netherlands, Norway and Slovenia, also commissioned a feasibility study from Deep Isolation. In 2022, Deep Isolation was awarded two ARPA-E contracts: one in partnership with Oklo Inc. and Argonne National Lab (“Argonne”) for the disposal of Oklo’s advanced fuel, and the other in partnership with Idaho National Laboratory, Lawrence Berkeley National Lab and NAC International for canister design. That same year, the DOE awarded two grants to EPRI and Argonne, who subcontracted work to Deep Isolation. In 2023, the UK government awarded Deep Isolation a grant for the purpose of canister development, and Deep Isolation was also awarded an additional contract from ARPA-E and the DOE. In 2024, in partnership with the UK government, Deep Isolation delivered the first prototype canister, and also received a commitment from the U.S. Department of State for paid support to execute consultancy studies with selected countries in Eastern Europe. Additionally, in collaboration with Kairos Power, Deep Isolation received a DOE award to study TRISO fuel disposal. Deep Isolation was also contracted by the IAEA to undertake regulatory gap analysis for DBD. Work under these agreements is ongoing, with the exception of the ARAO study which has been completed.
Business Plan and Growth Strategy
After years of research and development investment in the safety, feasibility and efficiency of DBD and our waste disposal solutions, we believe we are in a leading position to partner with governments and private companies in the nuclear energy and nuclear waste disposal industries. Our business model can be divided into three categories: (i) our end-to-end DBD permanent nuclear waste disposal solution, (ii) our UCS canisters, which can also be used for interim storage of nuclear waste, and (iii) licensing agreements for the utilization of our technology. We anticipate that our ability to flexibly adapt to the needs of our customers will create various revenue streams for the Company and promote wider adoption of our technology and solutions.
Nuclear waste disposal currently is a government monopoly in every country. We plan to promote the adoption of DBD and establish Deep Isolation as the global leader in DBD. Our growth will be facilitated by directly engaging with potential clients, increasing the reach and effectiveness of our sales through multi-national engagement, and developing and communicating the Deep Isolation brand to make it synonymous with DBD. Our guiding principles in this endeavor are (i) building the widest possible funnel, (ii) focusing aggressively and (iii) leading from the top.
•Build the Widest Possible Funnel - There are approximately 40 countries with current or planned nuclear power usage, exclusive of those ruled out by geopolitical considerations. Within each of these countries, budget and decision-making functions are concentrated within just a few organizations. Deep Isolation has identified and communicated with each of these potential clients globally.
•Focus Aggressively - Deep Isolation is focusing time and resources on markets where we have real prospects of significant early sales, using a “high-touch/low-touch” approach.
•Lead from the Top - The political complexity of the nuclear energy industry and the nuclear waste disposal issue means that our success requires sensitive relationship management with government stakeholders.
We have identified a pipeline of potential customers and are moving them through the four stages to adopting DBD: pre-sales, familiarization, confidence building and product adoption. Within each of the four stages, we have established clear goals and specific actions that we need to take to move the potential customers through the pipeline to the next stage and, ultimately, to adopting Deep Isolation’s DBD solution.
During the first stage, pre-sales, we undertake market sizing and prioritization, market analysis and prospect qualification for potential but unqualified markets in countries that have or plan to have nuclear waste and associated disposal needs. The next stage, familiarization, involves qualified opportunities where we are engaging directly with potential clients.

During this stage, key stakeholders, funding, and the policy context are mapped, with the focus being introduction of our solutions to such stakeholders to develop both their understanding of our product offerings and our understanding of their needs and priorities. During the third stage, confidence building, we actively collaborate with at least one senior and empowered stakeholder to build support for our solutions. Such collaboration includes joint advocacy for the adoption of our solutions, technical workshopping, development and submission of proposals and, if our efforts are successful, contracting. Product adoption, the final phase, is reached once a client has contracted with us for our products.
The product adoption stage is comprised of a three-part product offering: (i) strategic appraisal, which typically takes approximately 4 to 6 months to complete and involves analysis of the costs and benefits of our DBD solution as compared with other disposal solutions; (ii) operational planning, which takes approximately one year to complete and involves the completion of a comprehensive feasibility assessment, including the preparation of a generic design for our deep borehole repositories, an IAEA-compliant economic and strategic business case and a Generic Safety Case, a commercial model for implementation and a roadmap for all work needed to commission and implement our solutions; and (iii) implementation, which is expected to take approximately 5 to 15 years to complete once undertaken, includes the deployment of an IAEA-compliant disposal or storage system (depending on the customer’s needs) and consultancy services for siting, licensing, construction, hot and cold commissioning, operations, closure, post-closure monitoring and stakeholder engagement.
Although we have entered into strategic appraisal and operational planning contracts with various customers, to date we have not yet entered into any binding contract with any customer to temporarily store or permanently dispose of nuclear waste through the implementation of our DBD solution. While implementation contracts could be executed and related consultancy services could begin on a small scale prior to the completion of the non-radioactive, full-scale, at-depth demonstration in anticipation of the successful completion of such demonstration and related safety testing, demand for and commercial adoption of our DBD solution likely will not occur until such demonstration and testing is complete. We expect that a successful non-radioactive, full-scale, at-depth demonstration of our DBD solution, if successful, will spur demand for our implementation services in the coming years.
We believe this phased offering helps customers understand how the DBD solution will operate in practice, providing a ladder of engagement which builds confidence from the client while also generating early income for Deep Isolation. Based on the values of current and previously awarded contracts, we estimate that additional strategic appraisal contracts and operational planning contracts will generate approximately $100,000 to $200,000 and $1.0 to $2.0 million of revenue per contract, respectively, on a cost-plus-margin basis over the life of a project. Further, based on our management’s internal financial models, we estimate that implementation contracts will generate approximately $1.0 billion or more of revenue per contract on a cost-plus-margin basis over the life of a project, with revenues in early contract years generated through consultancy fees for planning, process analysis, any necessary design modifications and regulatory engagement and remaining revenues earned evenly over the life of the power plant (which, on average, is approximately 60 years) or 5 to 15 years if the plant is no longer operating. Additionally, we expect that governments will continue to support our technology via direct grants and participation in the DBDC. Historically, such grants have provided funding to undertake new engineering design and research and development to expand our technology and patents; undertake prototypic manufacture of our UCS canisters; strengthen our supply chain; and field test elements of our technology. We expect that we will receive further grants in the future that will continue to support our operations. The projections and estimates discussed in this Form 10-K are forward-looking statements that are inherently subject to uncertainties and contingencies, many of which are beyond our control, and investors are cautioned not to place undue reliance on such projections. The projections and estimates reflect a number of assumptions and judgments that may prove to be incorrect, and actual revenues from contracts we enter into may differ materially.
Traction
Deep Isolation has provided services to 21 strategic analysis and operational planning customers representing 10 countries, including Croatia, Denmark, Estonia, Norway, the Netherlands, Slovenia, the UK, Bulgaria and the U.S. Our strategic analysis and operational planning contracts with customers generally are terminable by the customer upon 30 days’ notice. To date, no such contracts have been terminated by our customers prior to the contractually agreed termination date; however, we cannot assure you that our customers will not terminate their contracts with us in the future.
Deep Isolation has identified, communicated with and qualified all countries with commercialization potential globally, with the exception of certain countries due to geopolitical considerations and concerns. There are four stages to the adoption of our DBD technologies: pre-sales, familiarization, confidence building and product adoption. Countries in the pre-sales stage have or plan to have nuclear waste that will need disposal. In the familiarization stage, key stakeholders, funding and policies are in process and we have obtained named contacts for the key decision-makers and influencers.

With countries in the confidence-building stage, we are actively collaborating with at least one senior and empowered stakeholder to build stakeholder support for our DBD solution. In the final stage, product adoption, a client has contracted with Deep Isolation for one or more products.
In the EMEA market, 8 countries are in the familiarization stage, 9 countries are in the confidence-building stage and 9 countries are in the product adoption stage. In the APAC region, 5 countries are in the familiarization stage, 2 are in the confidence-building stage and 1 has adopted the product. In the Americas, 2 countries are in the pre-sales stage, 2 countries are in the familiarization stage, and 1 country is in the product adoption stage.
At this time, 27 countries that we have engaged with in any of the four stages have not yet participated in any international collaboration on DBD; however, many countries are joining the IAEA research project on DBD and several countries with whom we have engaged are also participants in the DBDC. For example, Denmark, the Netherlands and Norway are DBDC program sponsors, and the UK and U.S. are DBDC project sponsors. DBDC stakeholders are actively seeking to host demonstrations in the Netherlands, Norway and the Philippines.
There are currently six countries that have been excluded from categorization as countries with commercialization potential for geopolitical reasons: China, Iran, Israel, Kazakhstan, Pakistan and Russia. Additionally, France and Sweden have been excluded from such category due to their commitment to geological mined repository solutions.
We have also actively engaged several NGOs, including the EPRI, the ERDO Working Group, the European Joint Programme on Radioactive Waste Management, IAEA, the International Framework for Nuclear Energy Cooperation, the Organisation for Economic Co-operation and Development’s (“OCED”) Nuclear Energy Agency (“NEA”) and the Nuclear Energy Institute.
Competition
We believe that we are the only market participant currently developing an end-to-end solution for DBD disposal. We have not identified any private companies or governmental entities that currently are engaged in the development of a partial or end-to-end DBD solution for permanent HLW or SNF disposal. Additionally, certain countries, including Finland, Sweden and France, are in various stages of the development and construction of mined repositories for permanent disposal of their respective nation’s nuclear waste. However, none of these countries is developing a partial or end-to-end DBD solution for HLW and SNF disposal. We do not believe that the mined repositories these countries are developing pose a significant competitive risk to our business, as those projects are limited in scope to disposal of that specific country’s nuclear waste. Although multinational repositories have been discussed in the past, past proposals have failed due to political sensitivity, public opposition and national security concerns. Rather, the prevailing international norm, established through IAEA and other international agreements, is that each country is responsible for the disposal of its own nuclear waste. Thus, the construction of these mined repositories is not expected to impact the need for nuclear waste disposal solutions in other countries we are targeting as potential customers of our DBD solution. The Commonwealth Scientific and Industrial Research Organisation (“CSIRO”), Australia’s national science agency, is currently engaged in research for DBD of Australia’s intermediate waste, but Australia currently does not have HLW or SNF to dispose of and, to our knowledge, CSIRO is not currently researching DBD as it pertains to HLW or SNF disposal. Furthermore, to the extent that other private-sector companies may decide to enter the DBD market, we believe that our extensive catalogue of intellectual property rights serves as a formidable barrier to entry allowing us to realize a first-mover advantage in the market. However, there can be no assurances that we will in fact realize any such advantage.
In terms of non-implementation products and services, our competitors include providers of interim storage and transportation services and mined repository consulting services. To our knowledge, none of these competitors provide implementation support or are otherwise engaged in the development of a partial or end-to-end DBD solution. Many of these companies are provide services and products complementary to our own solution, which has in the past and may in the future provide opportunities for strategic partnership opportunities. For example, NAC International provides interim storage and transportation services but is not actively engaged in the DBD market aside from their investment in the Company and our supply chain and manufacturing partnership. We believe that partnering with other companies like NAC International who are active and experienced in the nuclear waste space allows us to provide a superior product compatible with existing solutions.

Deep Isolation’s Competitive Edge
We believe our team, superior technology, and strategic partnerships position us well to capture significant market share in the nuclear waste disposal industry, particularly with respect to DBD. We employ mature, proven technologies such as directional drilling that are commonly used in other industries, and we believe our solution is the only permanent disposal solution ready for near-term deployment. Our UCS currently is the only triple-purpose canister system in the world compatible with new, advanced reactor spent fuels, with the ability to integrate with transport systems, interim dry cask storage and disposal in deep boreholes or mined repositories, which presents a significant cost-savings opportunity for our customers, and greatly exceeds strict regulatory standards for radioactive isotope exposure according to our management’s models, testing and projections. Specifically, according to management’s estimates, assuming storage of 1,000 pressurized water reactor assemblies of SNF (weighing 0.4 MTHM per assembly) and 20 years of interim storage prior to final disposal, the total cost of storing and disposing of the waste generated by such assemblies is approximately $374 million in total, or $934,000 per MTHM. In contrast, according to management’s projections, we estimate that the total cost of disposing of the same amount of waste via our DBD technologies is approximately $276 million in total, or $690,000 per MTHM.
Furthermore, we expect that our intellectual property portfolio will serve as a significant barrier to entry for future market participants. Our intellectual property protections also provide the opportunity to generate passive income through licensing agreements, while promoting broad adoption of our nuclear waste disposal solution. For example, we have a licensing partnership with Amentum with initial targets for joint work in Europe and the APAC region that represent a combined addressable market estimated to be worth approximately $30 billion, according to management’s projections. In addition to having best-in-class technology and strong strategic partnerships, and significant deployment contracts, we have also assembled a high integrity, talented team, with a wealth of experience and a history of execution in creating innovative products and businesses.
Government Regulations
We are subject to a wide variety of U.S. and foreign laws and regulations relating to various aspects of our business, including with respect to the use and possession of radioactive materials; design, manufacture, operations, marketing and export of materials for the storage of nuclear waste; employment and labor; tax; data security of the operational and information technology we use; health and safety; and zoning and environmental issues.
United States Regulations
The Atomic Energy Act (“AEA”), codified at 42 U.S.C §§ 2011-2259, provides the basis for nuclear material regulation from development through disposal in the U.S. The AEA was enacted in 1946 and established civilian control over nuclear materials, necessitating the creation of an independent regulatory agency (the Atomic Energy Agency, replaced by the Nuclear Regulatory Commission by the Energy Reorganization Act of 1974). The AEA was amended in 1954 to better enable development of civilian nuclear power. Though the AEA has remained fairly static since 1954, other acts have been established from the basis provided by the AEA.
The NWPA forms the overarching basis for regulation of nuclear waste disposal. The NWPA directed the U.S. Environmental Protection Agency (“EPA”) to develop radiological protection standards for nuclear waste disposal candidate sites (achieved through 40 C.F.R Parts 191 and 197) and directed the NRC to oversee the repository licensing process (governed by 10 C.F.R. Parts 60 and 63). The NWPA also assigned the DOE authority to site, build, and operate a deep geologic repository for HLW and SNF. The NWPA provided guidance and a directive for establishing a deep geologic repository in the U.S. and, per a 1987 amendment, designated Yucca Mountain as the chosen site. Importantly, an amendment to the NWPA prohibits the DOE from conducting site-specific activities at a repository site other than Yucca Mountain unless authorized by Congress. Lastly, the NWPA charges the U.S. federal government with responsibility for the final disposal of commercially produced HLW materials, including SNF, and requires the owners of nuclear facilities to enter into disposal contracts with the DOE for such materials. The NWPA effectively blocks Deep Isolation from obtaining a license for the disposal of HLW or SNF in the US without a change in the text of the NWPA. NWPA established the Nuclear Waste Fund (the “Fund”) to cover spent fuel and HLW disposal costs related to repository construction and operation through the collection of a $0.001 fee per kWh of nuclear electricity generated. However, fund collections were halted in 2013 by a U.S. federal court until the DOE complies with its obligation to dispose of nuclear waste or until Congress enacts an alternative waste management plan. Congressional enactment of an alternative waste management plan through amendment of the NWPA is central to the Company’s ability to conduct permanent disposal activities. Given the need for Congressional action, the Company expects that the NWPA will remain in its present form for the foreseeable future and expects the continued division of responsibilities between the EPA, NRC and DOE with respect to repository selection, construction, licensing and monitoring. However, Congressional action could reasonably be expected to be initiated as a matter of priority following the issuance of the nuclear energy-related Executive Orders on May 23, 2025, namely the order titled “Reinvigorating the Nuclear Industrial Base” (the “Executive Order”), which, in part, requires that the DOE and DOD together with the Department of Transportation and Office of Management & Budget: (i) recommend a national policy for management of SNF and HLW, (ii) identify legislative changes needed to implement this policy and (iii) make recommendations for efficient disposal of wastes generated by recycling and reprocessing. The Company reasonably anticipates that the Executive Order and any related legislative action could assist in developing a market for the Company’s DBD technologies; however, there can be no assurance that the Executive Order or any related legislative action will have the effect of developing such market or otherwise furthering the adoption of the Company’s solutions. Defense-related wastes, such as remote-handled TRU, calcine waste, cesium-strontium capsules and surplus plutonium, can currently be disposed of in the U.S. without change to the NWPA.
The current NRC standard for disposal of HLW in geologic repositories is codified at 10 C.F.R. Part 60 (“Part 60”). At a high level, this standard covers site characterization and license applications, construction, license amendment and termination for permanent closure, participation from state and tribal governments, quality assurance, technical criteria and performance confirmation. While not explicitly stated in the regulation, Part 60 is written as if its target applicability is for a mined repository, in part because deep borehole repositories were not viewed as viable options when Part 60 was written. Part 60 covers many relevant processes to the Company’s solutions, particularly in technical criteria and performance confirmation, including repository siting and design, waste package design, pre- and post-closure controls and monitoring of waste and repository integrity. The NRC standard for disposal of HLW specifically at the mined Yucca Mountain Waste Repository site in Nevada is codified at 10 C.F.R. Part 63 (“Part 63”). Part 63 demonstrates compliance with Part 60 guidance and adds specificity in aspects such as site construction, licensing, and quality assurance. Though Yucca Mountain is no longer set to receive HLW, the precedent of its standard as documented in Part 63 provides the Company with a basis for documentation processes and expectations.
NRC requirements for packaging and transportation of radioactive material, codified at 10 C.F.R. Part 71 (“Part 71”), apply to any shipping containers, configurations, methods and routes for shipping radioactive material off-site and require demonstration of compliance through a Certificate of Compliance. A Part 71-compliant container must demonstrate design and manufacturing robustness through a series of analyses and tests for a variety of both normal and hypothetical accident conditions, including drops, water immersion, and extreme temperatures. The NRC licensing requirements for the independent storage of SNF, HLW, and reactor-related Greater-than-Class-C waste, codified at 10 C.F.R. Part 72, cover siting criteria and analysis, waste package design, material accountability and inventory, physical security, quality assurance, emergency planning and license renewal. Pursuant to these licensing requirements, independent storage facilities may be granted a license to operate for up to 40 years, with the potential for an additional 20 year renewal period to be granted. Our UCS canisters were designed and developed in partnership with NAC International to be compliant with the waste loading limitations, quality requirements, documentation, testing and package safety with respect to structural, thermal, criticality and shielding requirements of Part 71, and are capable of up to 60 years of interim storage prior to disposal.
10 C.F.R. Part 961 (“Part 961”) provides the standard contract for disposal of SNF and/or HLW along with criteria for SNF and HLW, including a minimum fuel cooling time of 5 years in a spent fuel pool prior to packaging for dry storage or disposal. Forms from Part 961 also require documentation of projected discharge and refueling dates, dimensions and mass of nuclear material, type of nuclear material, transportation timing and logistics and burn up attributes. The standard contract contained in Part 961 may need certain revisions to accommodate advanced reactor waste.
The EPA-regulated environmental radiation protection standards for management and disposal of SNF, HLW, and Transuranic (“TRU”) radioactive waste are codified at 40 C.F.R. Part 191 (“Part 191”). The WIPP in Carlsbad, New Mexico is the U.S.’s repository for the disposal of transuranic waste and operates in accordance with 40 CFR Part 191. Part 191 sets forth containment requirements (including release limits by radionuclide) over a 10,000-year period, assurance requirements (including loss of credit for institutional controls after 100 years), individual protection requirements (including dose limits), and considerations for groundwater protection that are relevant to the Company’s solutions and affect our assumptions for modeling, UCS design and loading limitations, and cost projections.
40 C.F.R. Part 197 (“Part 197”) provides EPA public health and environmental radiation protection standards specifically for the Yucca Mountain Nuclear Waste Repository site. Similar to the way Part 63 provides a specific example of the application of general guidance to a specific site, Part 197 applies the guidance of Part 191 to Yucca Mountain. Part 197 provides specific dose limits for the first 10,000 years after disposal and for the following time period, circumstances of human intrusion and radionuclide limits by representative volume, which may assist the Company augmenting its safety case over longer time periods.
In the United States, our primary focus for the near and intermediate term is advocating for legislative and regulatory change that would permit DBD implementation for waste streams governed by the NWPA. We intend to continue engaging with legislators, regulatory agency officials and other government officials to pursue such changes.
International Regulations
On an international level, the IAEA and a number of other international organizations such as the European Nuclear Safety Regulators Group and the Western European Nuclear Regulators Association develop guidance and publish international standards on best practices regarding nuclear safety and radioactive waste management used by national regulators in worldwide for developing national standards and practices. Additionally, the NEA similarly shares processes and procedures relating to nuclear safety and nuclear waste management among its 28 member countries.
The EU has also promulgated legislation contained in a series of directives applicable to all EU Member States. Such legislation includes the Revised Basic Safety Standards Directive (Council Directive 2013/59/Euratom), which broadens the application of prior safety directives to a range of radiation sources and categories of exposure, including occupational, medical, public and environmental exposure. Additionally, the EU’s Radioactive Waste and Spent Fuel Directive (Council Directive 2011/70/Euratom) requires all EU Member States to have a national policy for spent fuel and radioactive waste management and to develop and implement national programs for the management of nuclear waste. Such programs are required to cover all types of spent fuel and radioactive waste under a given Member State’s jurisdiction and all stages of spent fuel and radioactive waste management from generation to disposal. Pursuant to the Radioactive Waste and Spent Fuel Directive, every three years EU countries submit national reports on the implementation of the directive to the European Commission, and the European Commission prepares a report on the overall implementation of the directive and an inventory of radioactive waste and spent fuel present in each country. Transportation of nuclear waste is primarily governed by the EU’s Directive on Shipments of Radioactive Waste and Spent Fuel (Council Directive 2006/117/Euratom) establishes a system of prior authorization for such shipments in Europe; requires operators to notify national agencies about shipments of radioactive materials which depart from, go through, or arrive in the EU; allows EU countries to ship spent fuel to each other for reprocessing and to organize the return of resulting radioactive materials, and to send shipments of radioactive materials that do not comply with the directive back to their country of origin; and prohibits the export of radioactive waste to countries in Africa, the Caribbean and the Pacific, Antarctica and to any other country that does not have the resources to safely manage such waste.
At the international level, we are focused in the near term on collaborating with the IAEA and other similar organizations to update guidance regarding the licensing review and approval of DBD project proposals, as current guidance and review checklists are specific to mined repositories. In the intermediate term, regulatory hurdles are expected to include applying for and obtaining regulatory licenses, permits and approvals for any DBD implementation contracts, to the extent we enter into such contracts during that period.
Intellectual Property
Deep Isolation has an extensive portfolio of intellectual property, which we believe serves as a significant barrier to entry while also creating significant licensing opportunities for the Company. As of March 17, 2026, we hold a portfolio of 99 patents issued by the U.S. and international governments, and we have 39 more patent applications in development stages. Our intellectual property is comprised of inventions, processes, designs and other specifications related to formation suitability, repository design, canister design, emplacement and monitoring. More specifically, our patents cover multiple techniques for deep horizontal borehole disposal in many countries grappling with the nuclear waste disposal issue. Further, most of our patents support all borehole architectures, while some are specific to borehole shape (vertical, slanted or horizontal) and some are specific to disposal formation geology. Our UCS canister designs are also patented and can be used for temporary storage as well as DBD disposal. Additionally, Freestone holds a patent issued for the automatic, cable-deployed hexavalent chromium sensors for use in wells or water bodies that it developed.
The Company’s portfolio of intellectual property also presents an opportunity for collaboration with governments, state-run utilities and leading companies in the nuclear energy industry through licensing agreements. We believe such collaboration can help to facilitate broader adoption of Deep Isolation’s disposal solution. Licensing opportunities include licenses for reselling our products and delivery of our products to commercial operators. For example, Deep Isolation has a licensing partnership in place with Amentum, a leading global technical and engineering services provider, for joint work in Europe and Asia. Further, licensing opportunities present an opportunity for governments to utilize our technology when they otherwise need to use their own local supply chain for nuclear waste disposal products and systems. Pursuant to the NAC Cooperation Agreement, we hold a license to use certain intellectual property of NAC International, and NAC International holds a license to use certain of our intellectual property. For a description of the terms of the NAC Cooperation Agreement, see “Deep Isolation’s Solution – Manufacturing.”
Employees
As of March 15, 2026, the Company has 40 employees, 28 of whom are employed on a full- or part-time basis by Freestone, the Company’s wholly owned subsidiary; 9 of whom are employed on a full-time basis and 2 of whom are employed on a part-time basis by Deep Isolation; and 1 of whom is employed on a full-time basis by Deep Isolation EMEA. Currently, all of our employees are located in the U.S., with the exception of one employee located in the UK. By primary job function, about 65% of our employees have engineering or product roles and 35% have business development or other administrative roles. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good. We value and support hiring exceptional talent to develop our core technology and drive our business growth. We strive to meet these objectives by offering competitive pay and benefits in an inclusive and safe workplace. In addition, we provide opportunities for our employees to grow and develop their careers.
Competitive Pay and Benefits
We provide compensation and benefits packages that we believe are competitive within our industry. We use a combination of cash and equity compensation and other benefits to attract, motivate and retain our employees, including stock option awards, retirement programs, paid time off and health and wellness benefits.
Employee Recruitment, Retention, and Development
We believe our unique corporate culture, competitive compensation and benefits programs, and career growth and development opportunities promote longer employee tenure and reduce turnover. We have enjoyed high employee retention since our inception and monitor employee turnover rates as our success depends upon retaining and investing in our highly skilled technical staff.
Safety, Health, and Wellness
We prioritize safe working conditions. We are committed to an injury-free workplace and provide comprehensive workplace training and support to reduce or eliminate health and safety risks.
Information about our Executive Officers

Name	Age	Positions
Executive Officers
Rod Baltzer	57	Director, President and Chief Executive Officer
Chris Parker	57	Chief Commercialization Officer
Sophie McCallum	38	Chief of Staff
Jesse Sloane	44	Executive Vice President of Engineering
Steve Airhart	63	President-Freestone Environmental Services
Paula Whitten-Doolin	46	Chief Legal Officer and Corporate Secretary
Joseph Nelson	42	Chief Financial Officer and Treasurer

Rod Baltzer was appointed as the President and CEO of Deep Isolation Nuclear and a Class A member of its board of directors, effective upon the Merger. Mr. Baltzer joined Deep Isolation in August 2018 and has served as its President and Chief Executive Officer since June 2024. Mr. Baltzer was also elected to the board of Deep Isolation in 2024. Prior to serving as President and Chief Executive Officer, Mr. Baltzer served as Deep Isolation’s Chief Operating Officer from 2018 to 2024. Mr. Baltzer is the former President and CEO of Waste Control Specialists LLC (“WCS”), a leading provider of services for low-level radioactive waste, mixed low-level radioactive waste, and hazardous waste. At WCS he was responsible for all aspects of the business including the NRC license application for the consolidated interim storage of used nuclear fuel. Mr. Baltzer also actively maintained relationships with local community leaders and managed local, state and federal engagement with stakeholders. Mr. Baltzer is an expert in the low-level radioactive waste industry, generators, and national storage and disposal capabilities. Additionally, he successfully facilitated the 2018 sale of WCS to J.F. Lehman & Company. Mr. Baltzer received his Bachelor of Science in Agricultural Economics and Accounting from Oklahoma State University. Mr. Baltzer is also a Certified Public Accountant with experience in public company accounting and has previously served as the Chief Executive Officer of the wholly owned subsidiary of a publicly traded company, during which time he participated in the audits of such company’s financial statements. Mr. Baltzer has served on the board since 2024, and we believe he is qualified to remain on the board due to the institutional knowledge he brings as Chief Executive Officer of the Company, his leadership capabilities, and his 25 years of experience in the nuclear waste industry, including radioactive waste licensing and disposal, and stakeholder engagement, management and financial reporting.

Chris Parker was appointed as the Chief Commercialization Officer of Deep Isolation Nuclear effective upon the Merger. Mr. Parker has served as Deep Isolation’s Chief Commercialization Officer since May 2024. Mr. Parker also currently serves as Managing Director of Deep Isolation’s wholly owned subsidiary, Deep Isolation EMEA and has held such role since May 2020. Prior to his role as Managing Director, he served as Head of Business Development of Deep Isolation EMEA. From 2009 to the present day, Mr. Parker has also served as a director of CS Transform Limited (“CST”), a small, private company domiciled in the UK that in May 2021 transferred all of its employees, including Mr. Parker, to Deep Isolation EMEA. Additionally, Mr. Parker currently is a director of St. Aubyn Consulting Limited, which is a personal services company with a single customer, CST, and is the vehicle to which CST has paid for any time devoted by Mr. Parker to CST that exceed his directorial duties since the transfer of his employment to Deep Isolation EMEA. Formerly a senior civil servant reporting directly to the British Prime Minister on the digital transformation of the UK’s economy and public services, Mr. Parker has 16 years of experience delivering consultancy and change management at the board level. His experience working for government leaders and blue-chip companies across 40 countries is focused on the development of transformational services and on nurturing public-private partnerships to drive market innovation. Mr. Parker has more than 34 years of experience in stakeholder engagement, governance and partnership development for innovative solutions. Mr. Parker received his MBA with distinction from Imperial College London and Bachelor of Art in French and International Studies from University of Warwick. We believe that Mr. Parker is qualified to serve on Deep Isolation’s management team due to his extensive experience with government affairs and early stage startups.

Sophie McCallum was appointed as the Chief of Staff and Corporate Secretary of Deep Isolation Nuclear effective upon the Merger. Ms. McCallum has served as Deep Isolation’s Chief of Staff since May 2018. Prior to her role as Chief of Staff, Ms. McCallum was employed as a part-time consultant at Deep Isolation, beginning in February 2018. Ms. McCallum has 14 years of experience in growing and scaling early stage companies, fostering collaboration and implementing systems. She previously served as Director of Operations at ClinCapture and in an equity derivatives role at BNP Paribas. Ms. McCallum received her MBA in Entrepreneurial Studies and International Studies from ESCP Business School in Paris.

Jesse Sloane was appointed as the Executive Vice President of Engineering of Deep Isolation Nuclear effective upon the Merger. Mr. Sloane joined Deep Isolation in March 2022 and has served as the Executive Vice President of Engineering since that time. Mr. Sloane has 16 years of experience in SNF and waste management, fabrication and transportation, risk engineering and management of large-scale nuclear, capital, and construction projects. Prior to joining Deep Isolation, Mr. Sloane was a Senior Vice President at Marsh McLennan, a leading consulting, brokerage and claims advisory firm with business segments serving the nuclear industry, from August 2019 to March 2022. He is a former U.S. Naval Officer and lead engineer of Spent Fuel Disposal Projects of the Naval Nuclear Propulsion Program. Mr. Sloane is a licensed Professional Engineer. He received his Master of Engineering degree in Mechanical Engineering and Mechanics from Drexel University.

Steve Airhart has been the co-owner of Freestone, the Company’s wholly owned subsidiary, since 2004 and its President since 2019. Mr. Airhart has 39 years of experience as a geologist specializing in environmental investigations, compliance, spill response and cleanup actions. He has performed complex investigations of hazardous and radioactive wastes for the DOD and DOE’s Hanford Site, and is an Experienced Program Manager for large federal indefinite delivery/indefinite quantity contracts. Mr. Airhart received his Bachelor of Art degree in Geology from the University of Montana.

Paula Whitten-Doolin was appointed as the Chief Legal Officer and Corporate Secretary of Deep Isolation, effective February 3, 2026. Prior to her role at Deep Isolation, she served as the General Counsel to a municipal government entity in Houston, Texas. She has almost two decades of experience advising public and private companies, including as the General Counsel for a public company which previously traded on the NASDAQ, and in various roles at Neste, Schlumberger and Eaton (formerly Cooper Industries). She has led legal, HR, and ESG functions through major transformations, acquisitions, and complex regulatory matters. She currently serves as an independent director at Vuzix (NASDAQ: VUZI) and a board advisor to Cemvita, a private company in the renewable fuels space. Paula began her career as a litigator at Weil, Gotshal & Manges, LLP and holds a JD from Northwestern University Pritzker School of Law and a BS from Caltech.

Joseph Nelson was appointed as Chief Financial Officer and Treasurer of Deep Isolation, effective February 17, 2026, though Mr. Baltzer will remain as the principal financial officer until Mr. Nelson becomes fully familiar with the Company’s systems and processes. Prior to Mr. Nelson’s role as Chief Financial Officer, he served as the Chief Financial Officer of Delta Corp Holdings Limited since May 2022. Mr. Nelson has nearly 20 years of experience in a diversified career covering capital markets, logistics, energy, infrastructure, and investor relations. Prior to joining Delta Corp Holdings Limited, Mr. Nelson was Head of Investor Relations for GasLog Ltd. (NYSE: GLOG) and GasLog Partners LP (NYSE:GLOP). Joseph previously worked as an Equity Research Analyst at Credit Suisse covering marine transportation and oilfield services equities. Joseph began his career as a consultant for the Louis Berger Group (now WSP Global, TSX:WSP). He has a BS in Chemistry and a BA in Philosophy from the Stevens Institute of Technology and an MBA from New York University’s Leonard N. Stern School of Business. He is also a Director on the Board of Directors of Myseum, Inc. (NASDAQ: MYSE), a privacy and social media technology company focused on innovative and creative user platforms.

Available Information
Our website is www.deepisolation.com, and we can be contacted at info@deepisolation.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports are filed with the SEC. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC will be available free of charge on our website at www.deepisolation.com when such reports are available on the SEC’s website. The SEC maintains a website that contains reports, proxy and information statements, and other information that issuers file electronically with the SEC at www.sec.gov.
The contents of the websites referred to above are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this report on Form 10-K, you should carefully consider the risk factors discussed below when considering an investment in our common stock and any risk factors that may be set forth in any applicable prospectus supplement, any related free writing prospectus, as well as the other information contained in this Form 10-K, any prospectus, any applicable prospectus supplement, and any related free writing prospectus. If any of the following risks occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that case, the trading price of our common stock could decline, and you could lose some or all of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.
Summary of Risk Factors
•The market for DBD is not yet established and may not develop on the timeline we expect or at all.
•Our projections for the growth of the total addressable market for nuclear waste disposal are based on a number of assumptions and estimates, some or all of which may prove to be inaccurate or, even if accurate, may not result in the projected results. If demand for our nuclear waste storage and disposal solutions fails to develop sufficiently, our business and operations could suffer, and we would be unable to achieve profitability.
•We are subject to extensive laws and regulations relating to various aspects of our business. The nature of our business also requires us to interact with various governmental entities, subjecting us to the policies, priorities, regulations, mandates, and funding levels of such governmental entities, and we may be negatively or positively impacted by any change thereto.
•We are an early-stage company with a history of financial losses, and we expect to continue to incur financial losses for the foreseeable future. We cannot assure you that we can or will be able to operate profitably.
•We have not yet entered into any binding contract with any customer to temporarily store or permanently dispose of nuclear waste through the implementation of our DBD solutions, and there is no guarantee that we will be able to do so in the future, or even if we do, that our operations will be successful.
•Our expected timeline for the commercialization of our technologies is subject to a number of assumptions, estimates and milestones that may prove to be inaccurate or incorrect or may not be achieved. As part of our commercialization strategy, we are pursuing a multi-phase, multi-year initiative to complete a non-radioactive, full-scale, at-depth demonstration of the deployment of our UCS canisters and our DBD solution. Delays or failures in our demonstration initiative may adversely impact our commercialization strategy and timeline, and thus our business and operations, and even if successfully completed on time, may not result in our business being successful in the foreseeable future.
•We operate in an emerging industry, which makes it difficult to evaluate our prospects and the risks and challenges we may encounter.
•We have limited experience commercializing our products at a large scale and may not be able to do so efficiently, effectively or to nuclear-grade levels of quality assurance.
•We believe that the likelihood of successfully commercializing our products would be enhanced by a successful completion of our non-radioactive, full-scale, at-depth demonstration facility and a delay in or failure to do so may adversely impact our business and operations. Furthermore, no assurances can be given that, even if successfully completed, our demonstration facility will lead to our business being successful.
•If we fail to manage our growth effectively, we may be unable to execute our business plan, which could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.
•Substantially all of our revenue to date is comprised of government grants and contract awards.
•Our future revenue plans rely on partnering with governmental entities and strategic partners.
•Our preferred government contracting model may not be compatible with public-sector procurement, transparency or state-aid rules applicable to many of our target customers.
•If the U.S. Department of Energy does not accept our UCS under the Amended Standard Contract, our ability to commercialize our integrated storage, transportation and disposal solution in the United States could be materially impaired.
•A prolonged United States federal government shutdown could materially and adversely affect our business and operations.
•Our commercialization strategy relies heavily on our relationship with NAC International and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.
•Our current and future patent applications may not result in issued patents, which would hinder our ability to protect certain of our intellectual property.
•If we cannot protect, maintain and, if necessary, enforce our intellectual property rights, our ability to develop and commercialize products will be adversely impacted.
•Our operating and financial projections rely on management assumptions and analyses. If these assumptions or analyses prove to be incorrect, our actual operating results may be materially different from our forecasted results.
•We may need to defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial fees and costs.
•The benefits to customers of our products could be supplanted by other technologies or solutions or competitors’ products that utilize similar technology to ours in a more effective way.
•We and our customers operate in a politically sensitive environment, and the public perception of nuclear energy can affect our customers and us.
•Accidents involving nuclear power facilities, including, but not limited to, events similar to the Three Mile Island, Chernobyl and Fukushima Daiichi nuclear accidents, or terrorist acts or other high-profile events nvolving radioactive materials, could materially and adversely affect nuclear power producers and the markets for nuclear power and nuclear waste disposal, and increase regulatory requirements and costs that could materially and adversely affect our business.

•Our business plans require a significant amount of capital. Our future capital needs may require us to sell additional equity or debt securities that may dilute our stockholders or contain terms unfavorable to us or our investors.
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by domestic and international financial institutions or transactional counterparties, could adversely affect our business, financial condition, and results of operations.
•Any acquisitions, partnerships, or joint ventures that we enter into could disrupt our operations and have a material adverse effect on our business, financial condition and results of operations.
•Our management team will have broad discretion in making strategic decisions to execute our growth plans, and there can be no assurance that our management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.
•We depend on a limited number of key personnel with specialized expertise, and the loss of such individuals could materially harm our business.
•Some of our executive officers and key advisors have outside management or directorship positions with other companies and may allocate part of their time to these other businesses.
•We may be unable to adequately control the costs associated with our operations.
•Security breaches and other disruptions could compromise our proprietary information and expose us to liability, which would cause our business and reputation to suffer.
•Current and future geopolitical and macroeconomic events outside of our control could adversely impact our business, results of operations, cash flows, financial condition and liquidity.
•Uncertain global macroeconomic and political conditions could materially adversely affect our business prospects, financial condition, results of operations, and cash flows.
•Our ability to rely on global supply chains for source components and/or raw materials may be impacted by tariffs, trade disputes, or other changes in trade policy or trade regulation.
•The direct and indirect impact on us and our value chain from severe weather and other effects of climate change could adversely affect our financial condition, operating results, and cash flows.
•Litigation or legal proceedings could expose us to significant liabilities, occupy a considerable amount of our management’s time and attention, and damage our reputation.
•We are subject to U.S. and foreign anti-corruption and anti-money laundering laws and regulations. We can face criminal liability and other serious consequences for violations, which can harm our business, prospects, financial condition and operating results.
•Being a public company can be administratively burdensome and will significantly increase our legal and financial compliance costs.
•Our management as a group has limited experience in operating a publicly traded company.
•The shares of our common stock being offered in our recently filed prospectus represent a substantial percentage of the outstanding shares of our common stock, and the sales of such shares, or the perception that these sales could occur, could cause the market price of the common stock to decline significantly.
•The shares of common stock issued in the Merger and the Private Placement are “restricted securities” and, as such, may not be sold except in limited circumstances.
•There is currently no market for our common stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our common stock at times and prices that you believe are appropriate.

•Our common stock may not be eligible for listing or quotation on any securities exchange or over-the-counter trading system.
•The market price and trading volume of our common stock may be volatile and could decline significantly following any listing or quotation, if any.
•The designation of our common stock as “penny stock” would limit the liquidity of our common stock.
•FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our common stock.
•Because we became a reporting company under the Exchange Act by means other than a traditional underwritten initial public offering, we may not be able to attract the attention of research analysts at major brokerage firms.
•Because the Merger was a reverse merger, the registration statement we file with respect to the shares of common stock received by investors in the Merger might be subject to heightened scrutiny by the SEC, and we may not be able to attract the attention of major brokerage firms.
•As a result of the consummation of the Merger, we are now obligated to develop and maintain proper and effective internal control over financial reporting. If we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired. In addition, the presence of material weaknesses increases the risk of material misstatement of the consolidated financial statements.
•We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our common stock less attractive to investors.
•We may face risks related to securities litigation that could result in significant legal expenses and settlement or damage awards.
•Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
•We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.
•If securities or industry analysts do not publish research or publish unfavorable or inaccurate research about our business, our stock price and trading volume could decline.
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

Our projections for the growth of the total addressable market over time are based on a number of internal and third-party assumptions and estimates, including, but not limited to, our potential contracted revenue, the number of current and potential customers who have expressed interest in our products and services, assumed nuclear power and nuclear waste generation levels, estimates of prices and production costs for our UCS canisters and the various components of our DBD solution, our ability to leverage our current sales pipeline into implementation contracts, and general market conditions. They are also dependent upon obtaining safety and feasibility validations of our solution and regulatory approvals. See Item 1, “ Business—Total Addressable Market for Nuclear Waste Disposal.”

Additionally, some of our assumptions and estimates are based on the positive outlook for certain industries that will use more energy and require more power generation, including, but not limited to, investments in and increased use of AI, the continued development of datacenters, and the growing global interest in nuclear power generation. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors.

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

We are subject to extensive laws and regulations relating to various aspects of our business. The nature of our business also requires us to interact with various governmental entities, subjecting us to the policies, priorities, regulations, mandates, and funding levels of such governmental entities, and we may be negatively or positively impacted by any change thereto.

We are, or in the future will be, subject to a wide variety of laws and regulations relating to various aspects of our business, including with respect to the possession and disposal of radioactive materials; design, manufacture, operations, marketing and export of nuclear technologies; employment and labor; tax; data security of the operational and information technology we use; health and safety; and zoning and environmental issues. Laws and regulations at the foreign, federal, state and local levels may change and may be interpreted in different ways, especially in relation to new and emerging industries, and we cannot always reasonably predict the impact from, or the ultimate cost of compliance with, current or future regulatory or administrative changes. We cannot guarantee that our measures to monitor these developments and the time and resources we spend to comply with these laws, regulations and guidelines will be satisfactory to regulators or other third parties, such as our customers, who may also be subject to extensive governmental regulation.

While our DBD solution is designed to meet internationally recognized safety principles for deep geological disposal, much of the existing international regulatory guidance and standards—such as those issued or referenced by the IAEA— have historically been developed with mined repository concepts in mind rather than borehole-based disposal. As a result, regulators in some jurisdictions may lack clear, established guidance for licensing, reviewing or approving DBD facilities.

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

Failure to comply with these laws applicable to our business and operations, now or in the future, may result in civil and criminal penalties or private lawsuits, or the suspension or revocation of regulatory approvals, which would prevent us from operating our business. With respect to domestic repository sites, we require regulatory approvals, licenses and permits from the NRC and DOE to site, construct and operate these facilities, and we will require similar approvals, licenses and permits from analogous foreign, state and local government entities. Regulatory approval processes may be subject to change, can be technically challenging to address, may result in the imposition of conditions that impact the financial viability of our facilities, and may also provide opportunities for third parties to lodge objections or file petitions against the licensing of our facilities. Failure to comply with these laws, obtain the required regulatory approvals, receive exemptions from such regulations, as needed, or defend against any third-party challenges to such approvals could result in regulatory enforcement, violations, fines, penalties, or the inability to operate our commercial deployments. Any delays in regulatory approvals could also adversely affect our ability to meet commercialization timelines and thereby affect our financial performance and future growth objectives.

Further, as described above and under Item 1. “Business – Regulatory,” we will not be able to seek NRC or DOE approval and licensing of repository sites in the U.S. unless and until Congress amends existing law to authorize the use of alternative nuclear waste management practices other than the mined repository site at Yucca Mountain. There can be no assurance that Congress will take any such action. On an international level, if international regulatory guidance does not evolve, or evolves more slowly than we expect, to explicitly address borehole disposal concepts, national regulators may take a more cautious or extended approach to reviewing DBD proposals, impose additional information requirements or decline to authorize deployment. Such outcomes could delay or prevent international commercialization of our technologies, increase costs, reduce customer confidence or materially and adversely affect our business, results of operations and financial condition.

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

We are an early-stage company that is not yet profitable, and we expect to continue incurring operating losses in the near-term. During the year ended December 31, 2025 and the years ended December 31, 2024 and 2023, we generated approximately $6.1 million, $7.1 million and $5.4 million in revenue, respectively, and incurred net losses of approximately $(5.3 million), $(1.0 million) and $(3.6 million), respectively, on a consolidated basis. There can be no assurance that we will not continue to incur net losses in the future. We may not succeed in expanding our customer base or entering into implementation contracts, and market acceptance of our UCS canisters or our waste storage and disposal services may never occur. Even if we are successful in generating a broader customer base or promoting market acceptance of our technologies, we may never generate revenue that is significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Furthermore, we may not be able to control overhead expenses even if our operations successfully expand. Our failure to become and remain profitable would depress our value and could impair our ability to raise capital, expand our business, diversify our product offerings, or even continue our operations.

We have not yet entered into any binding contract with any customer to temporarily store or permanently dispose of nuclear waste through the implementation of our DBD solutions, and there is no guarantee that we will be able to do so in the future, or even if we do, that our operations will be successful.

Our ability to successfully commercialize our DBD solutions hinges on our ability to reach binding agreements with customers for the implementation of our proprietary nuclear waste disposal technologies. We intend to execute our business plan through our phased sales pipeline approach, which is comprised of four distinct stages of customer engagement: (i) pre-sales, (ii) familiarization, (iii) confidence-building and (iv) product adoption. In a general sense, the first three stages are focused on identifying and then engaging and collaborating with potential customers to introduce them to our solutions and understand each customer’s unique needs. The final stage, product adoption, involves contracting with customers for one or more of our three distinct products and services, which are: (x) strategic appraisal, which involves analysis of the costs and benefits of our DBD solution as compared with other disposal solutions, such as mined repositories, (y) operational planning, which involves the completion of a comprehensive feasibility assessment, including the preparation of a generic design for our deep borehole repositories, an International Atomic Energy Agency (“IAEA”)-compliant economic and strategic business case and a Generic Safety Case, a commercial model for implementation and a roadmap for all work needed to commission and implement our solutions; and (z) implementation, which includes the deployment of an IAEA-compliant disposal or storage system (depending on the customer’s needs) and consultancy services for siting, licensing, construction, hot and cold commissioning, operations, closure, post-closure monitoring and stakeholder engagement. See Item 1, “Business—Company Overview” for a more fulsome discussion of the three products and services the Company provides.

To date, we have entered into strategic appraisal contracts with various customers and one operational planning contract with one customer. We have not, however, entered into any implementation contract (including as to any storage or disposal). Ultimately, if demonstrations of our DBD technology, safety testing and feasibility assessments are successful, and appropriate regulatory approvals are obtained, we anticipate entering into implementation contracts with many of these customers in the future; however, these existing customer relationships may not result in binding implementation agreements. If we are unable to enter into implementation contracts with potential customers in the near- or medium-term, our planned commercialization of our nuclear waste disposal technologies could be significantly delayed. Such delays would result in delays in revenue generation and could hinder our ability to gain market traction with other potential customers. This could have a material adverse effect on our business, results of operations and financial condition.

Our expected timeline for the commercialization of our technologies is subject to a number of assumptions, estimates and milestones that may prove to be inaccurate or incorrect or may not be achieved. As part of our commercialization strategy, we are pursuing a multi-phase, multi-year initiative to complete a non-radioactive, full-scale, at-depth demonstration of the deployment of our UCS canisters and our DBD solution. Delays or failures in our demonstration initiative may adversely impact our commercialization strategy and timeline, and thus our business and operations, and even if successfully completed on time, may not result in our business being successful in the foreseeable future.

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

Among other factors that could affect our commercialization timeline would be delays or failures in our demonstration initiative. Specifically, we believe that a non-radioactive, full-scale, at-depth demonstration of the deployment of our UCS canisters and our DBD solution will be important to our commercialization strategy and, thus, our commercialization timeline. See “Description of Business—Deep Isolation’s Solution.” Accordingly, we are pursuing a phased, multi-year plan for such a demonstration and will be using proceeds from the Private Placement that followed immediately after the Merger to fund that initiative. See Item 7 “Management’s Discussion And Analysis Of Financial Condition And Results Of Operations,” “—The Private Placement” and “—Next Steps.” No assurances can be given, however, that even if such a demonstration is completed successfully that our commercialization strategy will be successfully implemented.

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

The world’s current nuclear waste management model is limited to two options, above-ground interim storage and geologic repository disposal in the form of mined repositories, each of which are extremely costly and limited in ability to provide a viable, long-term solution to the global nuclear waste disposal problem. Currently, there are no operational mined repository facilities for the disposal of HLW or SNF, although certain countries are in various stages of the development and construction of mined repositories for permanent disposal of their respective nation’s nuclear waste. Thus, above-ground interim storage, which does not provide a permanent disposal solution, effectively is the only current waste management solution for HLW and SNF. While DBD technologies would offer a distinctly different geological repository approach to mined repositories, we are not aware of any other company developing or offering a DBD end-to-end or partial solution and our DBD technology has not been, and may not be, validated or approved for disposal of HLW or SNF.

Additionally, we have encountered and expect to continue to encounter risks and uncertainties frequently experienced by growing companies in rapidly evolving industries, and we may experience expenses, difficulties, complications, delays and other effects caused by known and unknown factors. Thus, our ability to forecast our future results of operations and plan for and model our future growth is limited and subject to a number of uncertainties. Accordingly, we may be unable to prepare accurate internal financial forecasts or replace anticipated revenue that we do not ultimately receive as a result of unforeseen delays, changed circumstances, or changed market conditions, and our results of operations in future reporting periods may be below the expectations of investors or analysts. If we do not address these risks successfully, our results of operations could differ materially from our estimates and forecasts or the expectations of investors or analysts, causing our business to suffer and our common stock price to decline.

We have limited experience commercializing our products at a large scale and may not be able to do so efficiently, effectively or to nuclear-grade levels of quality assurance.

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

In addition, large-scale commercialization of nuclear waste disposal solutions typically requires the establishment and maintenance of nuclear-grade quality assurance (“QA”) programs, documentation systems and accreditation that meet the expectations of regulators, customers and supply-chain partners. While we work with supply-chain partners that do have such nuclear-grade QA frameworks or accreditations in place, including those commonly expected for the design, manufacture and deployment of nuclear safety-related systems, we have not yet implemented such systems within Deep Isolation. There is no assurance that we will be able to design, implement, maintain or scale nuclear-grade QA systems within Deep Isolation on a timeline, scope or cost profile acceptable to regulators, customers or commercial partners, or that reliance on partner QA systems will be sufficient or acceptable to regulators or customers for all phases of project delivery. If we fail to establish or integrate QA frameworks that meet applicable nuclear industry expectations, customer procurement requirements or regulatory licensing standards, potential customers may decline to enter into implementation contracts, regulators may impose additional conditions or delays on approvals, and delivery partners may limit or withdraw participation in large-scale projects. Any such outcome could delay or prevent commercialization of our technologies, increase costs, expose us to contractual disputes or performance claims, reduce customer confidence in our ability to act as a prime contractor or system integrator and materially and adversely affect our business, results of operations and financial condition.

We believe that the likelihood of successfully commercializing our products would be enhanced by a successful completion of our non-radioactive, full-scale, at-depth demonstration facility and a delay in or failure to do so may adversely impact our business and operations. Furthermore, no assurances can be given that, even if successfully completed, our demonstration facility will lead to our business being successful.

We believe that the likelihood of successfully commercializing our products would be enhanced by a successful completion of our non-radioactive, full-scale, at-depth demonstration facility and a delay in or failure to do so may adversely impact our business and operations. Furthermore, no assurances can be given that, even if successfully completed, our demonstration facility will lead to our business being successful. As noted elsewhere in this Form 10-K, we plan to demonstrate the feasibility of DBD and continue testing and proving our technologies in order to increase the sales of our products. If the demonstration were to fail, were to take longer than previously expected, construction setbacks were to arise, or any other various problems that could delay our non-radioactive, full-scale, at-depth demonstration were to arise, then the success of our commercialization strategy could be negatively impacted. This could lead to material adverse effects to our business, prospects, financial condition and operations. No assurances can be given, however, that, even if the demonstration is successfully completed on time, our commercialization strategy will be successful in the foreseeable future.

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

We intend to grow into a company capable of supporting large-scale commercial activities, and we intend to invest significantly in order to do so. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, financial condition and operating results. We expect our expansion to include:
● scaling from a technology development and advisory-focused organization into a company capable of acting as a prime contractor or system integrator for complex, multi-year nuclear waste storage and disposal projects;

● launching commercialization of our products and services;

● forecasting production and revenue;

● completing the testing, licensing and production of our UCS canisters and DBD technologies;

● developing the supply chain necessary to supply components for our UCS canisters and components of our DBD solution;

● developing nuclear-grade delivery capabilities, including program management, quality assurance integration, systems engineering, supply-chain coordination and interference management across multiple contractors and regulatory bodies;

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

Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, delays in production, challenges in scaling-up operations, and difficulty sourcing adequate raw materials. These difficulties may divert the attention of management and key employees and impact our future financial and operational results. If we are unable to drive commensurate growth, these costs could result in decreased margins, which could have a material adverse effect on our business, financial condition, and results of operations.

Substantially all of our revenue to date is comprised of government grants and contract awards.

To date, substantially all of our revenue is comprised of government grants and contract awards from government entities in the U.S. and abroad. If we were to fail to secure additional government grants, contracts or other funding in the future, it would have a material adverse effect on our revenue, cash on hand, and profitability.

Our future revenue plans rely on partnering with governmental entities and strategic partners.

Our largest stream of projected revenue comes from maximizing adoption of our DBD solution for the permanent disposal of nuclear waste by government entities and strategic partners both domestically and abroad. We may be unable to maximize utilization due to a variety of reasons, including a lack of product acceptance in the nuclear waste management industry, political or host community opposition to the siting and construction of DBD repository sites, failure to obtain necessary regulatory approvals and permits, failure to deliver a commercial grade product on a large scale, and the absence of requisite regulatory change in the United States. Our financial projections also anticipate generating revenues from the use of our services and UCS canisters for temporary waste storage and from licensing agreements with commercial operators and government entities for the use of our intellectual property. Our canisters and DBD services are new solutions in the industry and as such, represent an unproven model. If we are unable to realize these sales, our business model and go-to-market strategy will be jeopardized, which could in turn materially adversely affect our future financial and operating results.

Our preferred government contracting model may not be compatible with public-sector procurement, transparency or state-aid rules applicable to many of our target customers.

Our preferred commercial approach is to provide governments and other public-sector entities with a turnkey solution for the storage, transportation and disposal of nuclear waste, including the licensing of proprietary technologies and the integration of multiple delivery partners under a single contractual framework where permitted by applicable law and procurement rules. However, many of our target customers are subject to public-procurement laws, transparency requirements, competitive-bidding obligations, cost-justification standards and, in some jurisdictions, state-aid or subsidy controls.

Although we may seek, where appropriate, to contract on a sole-source or integrated basis, we are also prepared to participate in traditional competitive procurement processes. Nevertheless, applicable procurement and regulatory frameworks may limit the ability of government customers to enter into contracts on the commercial terms we anticipate, including with respect to intellectual property licensing, pricing structure, profit margins, risk allocation among contractors or the scope of integration we are permitted to provide. In some cases, procurement rules may require contract structures or competitive processes that increase complexity, extend timelines or reduce the economic attractiveness of projects.

If we are unable to structure commercial agreements that comply with applicable public-sector procurement and regulatory requirements while remaining economically viable for us, potential customers may delay, restructure or decline to proceed with projects. Procurement constraints may also require us to adapt our preferred commercial model on a jurisdiction-by-jurisdiction basis, incur higher bid and compliance costs, accept lower margins or assume additional execution risk. Any of these outcomes could limit market adoption of our solutions, reduce anticipated revenues and materially and adversely affect our business, results of operations and financial condition.

If the U.S. Department of Energy does not accept our UCS under the Amended Standard Contract, our ability to commercialize our integrated storage, transportation and disposal solution in the United States could be materially impaired.

The commercialization of our technologies in the United States relies in part on the ability of nuclear waste owners to use our UCS for the storage, transportation and eventual disposal of SNF and HLW within the existing contractual framework between utilities and the DOE. Under the DOE’s Amended Standard Contract (“ASC”), utilities are required to use DOE-approved canister systems in order to obtain certain services and cost recovery related to SNF management.

While we believe the UCS offers lifecycle advantages relative to existing canister systems, no waste packaging of any kind (including the UCS) has yet been accepted by the DOE for use under the ASC and no process for applying for such acceptance has yet been announced by the DOE. If the DOE does not approve or accept the UCS under the ASC, utilities may be unable or unwilling to adopt the UCS for storage or transportation purposes, regardless of its technical merits. Failure to obtain DOE acceptance of the UCS under the ASC could materially limit the addressable U.S. market for our integrated storage–transport–disposal offering, reduce customer demand, complicate commercial negotiations, delay or prevent the execution of implementation contracts and adversely affect our revenue prospects, results of operations and financial condition. Even if DOE acceptance is ultimately obtained, the timing, conditions or scope of such acceptance may not align with our commercialization timeline or business model assumptions which in turn could materially and adversely affect our future financial and operating results.

A prolonged United States federal government shutdown could materially and adversely affect our business and operations.

Any disruption in the operations of the U.S. federal government, including as a result of the recent prolonged shutdown or any future temporary or prolonged shutdowns resulting from the failure of Congress and the President to enact appropriations bills, raise the federal debt ceiling or otherwise, could materially and adversely affect our business, operations and financial condition. Recently, from January 31, 2026 to February 3, 2026, the U.S. federal government partially shut down. Additionally, from October 1, 2025 to November 12, 2025, the U.S. federal government shut down, during which time certain regulatory agencies, such as the SEC, furloughed large numbers of employees and stopped routine activities and operations. Additionally, on October 10, 2025, the U.S. federal government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which resulted in the suspension or delay of various government-funded programs. Although the recent shutdowns have ended, such shutdowns have resulted, and may continue for a period of time to result, in reduced availability of government services and suspension or delay of activities by key agencies that regulate, provide services to or otherwise interact with our business, including the SEC. As a result, review and approval of our filings could be delayed, and we may be unable to access or rely upon certain government data or systems.

In addition, any future federal government shutdown or prolonged budget negotiation uncertainty may adversely affect the broader U.S. economy, investor confidence and the capital markets. Accordingly, the recent and any future federal government shutdowns, lapse in federal funding or protracted budget impasse could materially and adversely affect our business, prospects, financial condition and operating results.

Our commercialization strategy relies heavily on our relationship with NAC International and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.

Our business model depends on the coordinated performance of multiple third-party partners and suppliers across drilling, engineering, canister manufacturing, transport, surface systems, quality assurance and regulatory support. As a result, successful project delivery depends not only on the individual performance of our partners, but also on our ability to integrate their systems, processes, schedules, pricing structures and quality programs into a single, coherent delivery framework acceptable to customers and regulators.

We rely heavily upon our relationship with NAC International and our relationships with other of our investors and strategic partners to commercialize our technologies. As described more fully herein, we have entered into a long-term commercial partnership with NAC International and have granted them certain rights with respect to the development and commercialization of our UCS canisters and related technology, including certain rights with respect to the design, licensing approval, manufacture and supply of such canisters and related technologies. Similarly, as described further herein, we have entered into certain agreements with SIMCO, a subsidiary of Bechtel, for mentoring services in connection with our provision of scopes of work at the WIPP (as defined herein); with Navarro to jointly demonstrate the feasibility of our solutions for disposal of nuclear waste domestically and abroad; with the Nuclear Advanced Manufacturing Research Centre (the “Nuclear AMRC”) for certain development, manufacturing, testing and support activities related to our UCS canisters; with Amentum for collaboration on the commercialization of our waste disposal technologies; and with Dominion Engineering for certain services in the sales, development and deployment of our technologies.

If we are unable to effectively integrate our partners’ activities, interfaces and responsibilities, projects may experience cost overruns, schedule delays, quality issues or regulatory complications, even if each partner performs adequately within its own scope. In addition, failure to demonstrate effective integration and pricing transparency across our supply chain could make it more difficult to justify sole-source procurement or other contracting approaches commonly required by government customers.

Our strategic partners may have interests that diverge from our interests, which may hinder the success of our partnerships and the realization of the benefits of such partnerships. If we lose our agreements with strategic partners or fail to maintain relationships with them, we may need to engage new contractors and partners who may have less experience in the development and commercialization of nuclear waste disposal solutions. Replacing or onboarding new partners could require significant time, expense and management attention, and may require requalification of suppliers, renegotiation of contracts, or reassessment by regulators or customers. Any failure to manage these integration challenges could delay or prevent project execution, reduce customer confidence and materially and adversely affect our business, financial condition and results of operations. This could substantially hinder our ability to expand acceptance of our technologies and could affect our business and our prospects.

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

Our ability to obtain and enforce patent protection for our proprietary technologies is critical to our business. We have an extensive portfolio of intellectual property, including 91 patents issued to date and 48 additional patents for which our applications are pending. Our current applications and any future applications may not result in issued patents, given the complexity of questions around patentability and the large number of patents and patent applications in related fields. Failure to obtain additional patent protection in connection with currently pending or future patent applications may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

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

We are a nuclear waste management company, with limited experience commercializing our products and services. The projected financial and operating information appearing elsewhere in this Form 10-K reflects estimates of future performance and is based on multiple financial, technical, and operational assumptions, including the level of demand for our nuclear waste disposal solutions, the performance of our UCS canisters and DBD repositories, the useable life of the UCS canisters, cost of manufacturing, cost of components and availability of adequate supply, the nature and length of the sales cycle, and the costs of maintaining and operating DBD repositories. However, given our limited commercial experience and the fact that many of the factors on which these assumptions are based are outside of our control, it is possible that many of these assumptions will prove incorrect. The projections are forward-looking statements that are inherently subject to significant uncertainties and contingencies, many of which are beyond our control. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Forward-Looking Statements.” Whether actual operating and financial results and business developments will be consistent with our expectations and assumptions as reflected in our forecast depends on a number of other factors, many of which are outside our control, including, but not limited to:

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

In addition, as awareness of and interest in DBD grows, governments, waste management organizations, national laboratories or state-owned enterprises may seek to develop or deploy DBD solutions independently, including through internally developed programs or through engagement with new market entrants. Such “do-it-yourself” approaches or alternative DBD implementations could reduce demand for our proprietary solutions, give rise to disputes or claims regarding the scope, validity or infringement of our intellectual property, diminish our ability to capture the commercial value of our early technical leadership, and erode the competitive advantage associated with our first-mover position.

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

Because our business strategy involves significant upfront investment in demonstration, safety case development, regulatory engagement and market education, competitors or government entities may be able to benefit from the maturation of the DBD concept without bearing comparable costs. If we are unable to convert our technical leadership and intellectual property into defensible commercial positions and binding implementation contracts, our long-term growth prospects and returns on investment could be materially and adversely affected.

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

Our ability to obtain the necessary financing to carry out our business plan is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms, and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds, we will have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any funding, and we might not have sufficient resources to conduct business as projected, both of which could mean that we would be forced to curtail or discontinue our operations. In addition, our future capital needs and other business reasons could require us to sell additional equity or debt securities or incur indebtedness. Even if we complete such financings, they may result in dilution to our existing investors and include additional rights or terms that may be unfavorable to our existing shareholders. These circumstances could materially and adversely affect our future financial results and impair our ability to achieve our business objectives. Additionally, we may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions (including terms that require us to maintain specified liquidity or other ratios) that would otherwise be in the best interests of our shareholders. The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in debt service obligations and could result in operating and financing covenants that would restrict our operations. If we cannot raise additional funds when we need or want them, we may be forced to curtail or abandon our growth plans, which could adversely impact the Company, its business, development, financial condition, operating results or prospects.

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

We depend on a limited number of key personnel with specialized expertise, and the loss of such individuals could materially harm our business.

Our success depends to a significant extent on the continued service and performance of a limited number of key employees, including senior management and other personnel with specialized expertise in nuclear waste management, regulatory engagement, safety case development, engineering integration and project execution. These individuals possess highly specialized skills, experience and institutional knowledge that are difficult to replace, particularly given the technical, regulatory and first-of-a-kind nature of our business.

Competition for experienced personnel in the nuclear, energy and advanced technology sectors is intense, and we may be unable to retain our key employees or attract suitable replacements on acceptable terms or within acceptable timeframes. In addition, much of our progress depends on tacit knowledge, external relationships and continuity of leadership that may not be fully documented or transferable.

If one or more of our key personnel were to depart, become unavailable or be unable to continue in their current roles, and we are unable to replace them or transition responsibilities effectively, we could experience delays in execution, loss of strategic momentum, reduced credibility with customers, regulators and partners, and disruption to critical programs. Any of these outcomes could materially and adversely affect our business, results of operations and financial condition.

Some of our executive officers and key advisors have outside management or directorship positions with other companies and may allocate part of their time to these other businesses.

Some of our executive officers have outside management or directorship positions with other companies and may allocate part of their time to these other businesses. For example, Chris Parker, who serves as the Company’s Chief Commercialization Officer and the Managing Director of the Company’s wholly owned subsidiary, Deep Isolation EMEA Limited (“Deep Isolation EMEA”) on a full-time basis, also serves as a director of CS Transform Limited (“CST”), a small, private company domiciled in the UK that in May 2021 transferred all of its employees, including Mr. Parker, to Deep Isolation EMEA. During fiscal year 2025, Mr. Parker spent an aggregate of approximately 44.75 hours supporting CST. Our CFO, Joseph Nelson (Director: MYSE) and CLO, Paula Whitten-Doolin (Director: VUZI), are each independent directors of other publicly traded companies, as referenced. Additionally, Elizabeth Muller, who serves as the Chair of our board of directors and a part-time Executive Advisor, also serves as the CEO of Deep Fission, Inc. (“Deep Fission”), which is a nuclear energy company and a customer of Deep Isolation. Also, Leslie Goldman Tepper and Jonathon Angell, both members of our board of directors, are directors of Deep Fission. See Item 13, “Certain Relationships and Related Party Transactions—Related Party Transactions with Deep Fission” in this Form 10-K.

These individuals, and others who may in the future have outside management or directorship positions with other companies, may allocate their time between the affairs of the Company and the affairs of other companies. This situation presents the potential for conflicts of interest in determining the respective percentages of their time to be devoted to the Company and other companies. If the responsibilities of our executive officers and key advisors or employees to other companies require members of our management team to devote more substantial amounts of time to the affairs of other companies in the future, it would limit their ability to devote sufficient time to the Company and could have a negative impact on our business.

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

In addition, our operations could be disrupted by events unrelated to malicious activity, including failures of third-party service providers, cloud-based systems outages, natural disasters, pandemics or other public-health emergencies, geopolitical events or the loss of access to critical facilities, data or personnel. Because we rely on a relatively small organization and a distributed operating model, such disruptions could have a disproportionate impact on our ability to operate effectively.

The costs related to cyber-attacks or other security threats or computer systems disruptions typically would not be fully insured or indemnified by others. As a result, the occurrence of any of the events described above could result in the loss of competitive advantages derived from our intellectual property. Moreover, these events may result in the diversion of the attention of management and critical information technology and other resources, or otherwise adversely affect our internal operations and reputation or degrade our financial results and stock price. If we are unable to recover systems, data or operations in a timely manner following a disruption, we may experience extended delays in execution, missed milestones, loss of customer or partner confidence or reputational harm. Any such prolonged interruption could materially and adversely affect our business, results of operations and financial condition.

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

Risks Related to Ownership of Our Common Stock

The shares of our common stock being offered in our recently filed prospectus represent a substantial percentage of the outstanding shares of our common stock, and the sales of such shares, or the perception that these sales could occur, could cause the market price of the common stock to decline significantly.

Under the resale prospectus first filed on August 18, 2025 and subsequently amended, the selling stockholders can resell up to 58,506,213 shares of the Company’s common stock, assuming full exercises of the Placement Agent Warrants (as defined herein). The securities being offered pursuant to that prospectus represent approximately 84.5% of the Company’s fully diluted common stock outstanding as of February 3, 2026, after giving effect to the exercise of the Placement Agent Warrants, all outstanding Assumed Options (as defined herein) and options available for issuance pursuant to our 2025 EIP (as defined herein). The sale of such securities in the public market by the selling security holders, or the expected or potential resale, of all or a substantial number of shares of our common stock in the public market could increase the volatility and/or adversely affect the market price for our common stock and make it more difficult for other shareholders to sell their holdings at times and prices that they determine are appropriate. Furthermore, we expect that, because all of the outstanding shares of our common stock are being registered pursuant to the registration statement of which that prospectus forms a part, the selling security holders thereunder will continue to offer the securities covered thereby for a significant period of time, the precise duration of which cannot be predicted. Accordingly, because an active trading market for the Company’s securities does not currently exist and may not develop for a significant period after the effectiveness of this registration statement, if at all, the adverse market and price pressures resulting from an offering pursuant to this registration statement may continue for an extended period of time. A decline in the market price of our securities could both adversely affect security holders’ ability to sell securities and the Company’s ability to issue additional securities to raise additional capital. However, we are unable to predict the actual effect that such sales will have on the prevailing market price of the Company’s common stock.

The shares of common stock issued in the Merger and the Private Placement are “restricted securities” and, as such, may not be sold except in limited circumstances.

As of the closing of the Merger and the Private Placement, no shares of common stock have been registered under the Securities Act or registered or qualified under any state securities laws. The offer and sale of the shares of common stock issued in the Merger and the Private Placement was made in reliance on exemptions contained in and under those laws. Accordingly, such shares of common stock are “restricted securities” as defined in Rule 144 promulgated under the Securities Act and must, therefore, be held indefinitely unless their offer and sale is registered under applicable federal and state securities laws, or an exemption is available from the registration requirements of those laws. The book-entry accounts representing the shares of common stock issued in the Merger and the Private Placement reflect their restricted status.

While we are registering the resale of the shares of common stock issued in the Merger and the Private Placement, in this registration statement, there can be no assurance, however, that the SEC will declare this registration statement effective, thereby enabling the shares of common stock issued in the Merger or the Private Placement to be freely tradable. The failure to obtain such effectiveness may also require us to pay liquidated damages under the terms of a Registration Rights Agreement. See Item 1A, “Risk Factors—If the Registration Statement is not effective before March 31, 2026, we would be required to pay liquidated damages, which would reduce the amount that we would have to invest in our operations” and “Shares Eligible for Future Sale—Registration Rights.”

In addition, Rule 144 under the Securities Act, which permits the resale, subject to various terms and conditions, of limited amounts of restricted securities after they have been held for six months, will not immediately apply to our common stock because we were at one time designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. We believe this requirement to file Form 10 information has been satisfied by the filing of our “Super 8-K” on July 28, 2025. Because, as a former shell company, the reporting requirements of Rule 144(i) will apply regardless of holding period, the restrictive legends on the book-entry accounts representing the shares of common stock issued in the Merger and the Private Placement cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

If the Registration Statement is not effective before March 31, 2026, we would be required to pay liquidated damages, which would reduce the amount that we would have to invest in our operations.

The Company is subject to a Registration Rights Agreement requiring the effectiveness of a registration statement within a specified period. The Agreement requires the Company to pay certain liquidated damages to existing shareholders if the Registration Statement is not declared effective within 120 days after filing the Company’s Super 8-K (this penalty, a “Registration Event” under the Agreement). The Company did not meet that effectiveness deadline, and a Registration Event occurred. However, a majority of the existing shareholders may waive that penalty by providing a written consent, and as of March 15, 2026, 58.6% of the shareholders (a majority) have consented to waive such damages through at least March 31, 2026. There is no guarantee that a majority of shareholders would agree to extend the waiver for an additional period.

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

The quotation systems, including the OTCQB, or stock exchanges, including Nasdaq, on which our common stock may be quoted or on which our common stock may be listed in the future have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock following the Merger, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock as of the date of the consummation of the Merger. We cannot assure you that the market price of common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:
● the realization of any of the risk factors presented in this Form 10-K;

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

In addition, as a company operating in the nuclear energy and nuclear waste management sector, our stock price and market capitalization may be particularly sensitive to changes in sector-wide investor sentiment, regardless of our actual operating performance or progress. Such sentiment may be influenced by factors beyond our control, including nuclear incidents or accidents anywhere in the world, shifts in public or political attitudes toward nuclear technologies, negative developments affecting other nuclear or advanced-energy companies, or broader market dislocations affecting early-stage or pre-commercial technology companies. Market volatility or negative sentiment affecting the nuclear sector or comparable companies could reduce liquidity in our shares, depress our stock price, increase our cost of capital, or impair our ability to raise additional funds on acceptable terms, even if our business fundamentals, technical progress or long-term prospects remain unchanged. Any such effects could materially and adversely affect our financial condition and strategic flexibility.

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

Because the Merger was a reverse merger, the registration statement we file with respect to the shares of common stock received by investors in the Merger might be subject to heightened scrutiny by the SEC, and we may not be able to attract the attention of major brokerage firms.

Additional risks may exist as a result of our becoming a public reporting company through a “reverse merger.” Certain SEC rules are more restrictive when applied to reverse merger companies, such as the ability of stockholders to re-sell their shares of common stock pursuant to Rule 144, and the SEC may subject the registration statement we file with respect to the shares of common stock received by investors in the Merger and the Private Placement to heightened scrutiny. In addition, securities analysts of major brokerage firms may not provide coverage of our capital stock or business. Because we became a public reporting operating company through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to provide analyst coverage of our capital stock or business in the future.

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

The report by management will need to include disclosure of any material weaknesses identified in internal control over financial reporting. However, for as long as we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. Management’s assessment of internal controls, when implemented, could detect problems with internal controls, and an independent assessment of the effectiveness of internal controls by our auditors could detect further problems that management’s assessment might not, and could result in the identification of material weaknesses that were not otherwise identified. Undetected material weaknesses in internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in internal controls and procedures on a quarterly basis. To comply with the public company requirements, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

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

Item 1B. Unresolved Staff Comments
As a smaller reporting company, we are not required to provide the information required by this Item.
Item 1C. Cybersecurity
Cybersecurity Risk Management
We, like other companies in the energy and nuclear industries, face cybersecurity risks in connection with our business. Our business strategy, results of operations, and financial condition have not, to date, been affected by risks from cybersecurity threats. During the reporting period, we have not experienced any material cyber incidents nor a series of, nor immaterial incidents, either of which would require disclosure.
In the ordinary course of our business, we use, store and process data including data of our employees, partners, collaborators, and vendors. To effectively prevent, detect, and respond to cybersecurity threats, we maintain a cyber risk management program, which is comprised of a wide array of policies, standards, architecture, and processes. The cyber risk management program falls under the responsibility of our Chief Executive Officer, who in turn, manages our outsourced experts in information technology (“IT”) and cybersecurity. We also utilize a variety of cybersecurity software from reputable vendors in cybersecurity.
We have implemented a cybersecurity risk management program that is designed to identify, assess, and mitigate risks from cybersecurity threats to this data and our systems and ensure the effectiveness of our security controls. Our cybersecurity risk management program incorporates several components, including information security program assessments, continuous monitoring of critical risks from cybersecurity threats using automated tools, and documented standards, policies, and procedures. We deploy a wide range of security tools across the environment, require multifactor authentication across all critical systems, and implement access control policies to further limit protect the data within the systems.
Governance
The Board is responsible for overseeing our enterprise risk management program. The Audit Committee of the Board has been designated by the Board to oversee cybersecurity risks and our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee receives updates on cybersecurity and information technology matters and related risk exposures from our Chief Executive Officer.
Item 2. Properties
The Company does not own or lease any material real properties. We currently operate in a decentralized fashion, with all employees primarily working remotely with the exception of Freestone employees. We believe such remote operations provide valuable flexibility to our employees and overhead cost savings for the Company. The Company maintains a nominal office space located in Berkeley, California. Freestone leases an office space in Richland, Washington, where the majority of Freestone employees work.
We plan to continue the remote operation of DI Nuclear, Deep Isolation, Inc., Deep Isolation US LLC, and Deep Isolation EMEA in the near and medium term. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate our operations.
Item 3. Legal Proceedings
We are not involved in any litigation that we believe could have a material adverse effect on our financial position or results of operations. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers, threatened against or affecting our Company or our officers or directors in their capacities as such. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information.

Our common stock is not listed on a national securities exchange, an over-the-counter market or any other exchange. Therefore, there is no trading market, active or otherwise, for our common stock and our common stock may never be included for trading on any stock exchange, automated quotation system or any over-the-counter market.

Holders.

As of March 15, 2026, we had 57,542,113 shares of common stock outstanding held by approximately 322 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments. See Item 1A. “Risk Factors—We do not intend to pay dividends for the foreseeable future and, as a result, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.”

Issuer Repurchases of Common Stock

There were no repurchases of common stock by the issuer or any affiliated purchaser in any month of the quarter ended December 31, 2025.

Recent Sales of Unregistered Securities.

Sales of Unregistered Securities of Deep Isolation Nuclear, Inc.

1. On October 1, 2025, we issued options to purchase an aggregate of 885,975 shares of its common stock at an exercise price of $3.00 per share to our service providers pursuant to the 2025 EIP. We relied upon the exemption from registration provided by Rule 701 of the Securities Act.

2. On November 19, 2025, we issued options to purchase an aggregate of 315,462 shares of its common stock at an exercise price of $3.00 per share to our service providers pursuant to the 2025 EIP. We relied upon the exemption from registration provided by Rule 701 of the Securities Act.

E. Securities Authorized for Issuance under Equity Compensation Plans.

The following table sets forth the indicated information as of December 31, 2025 with respect to our 2025 equity compensation plan:

Securities Authorized for Issuance Under Equity Compensation Plans (as of December 31, 2025)

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders	____	____	____
Equity compensation plans not approved by security holders	296,325	$2.46	4,073,253
Total	296,325	$2.46	4,073,253

Brief Description of the 2025 Equity Incentive Plan

Because our 2025 Equity Incentive Plan (“Plan”) was not approved by security holders, we set forth below a summary of the material features of the Plan.

Purpose

The 2025 EIP is intended to (i) attract and retain the best available personnel to ensure our success and accomplish our goals, (ii) incentivize employees, directors and independent contractors with long-term equity-based compensation to align their interests with our stockholders, and (iii) promote the success of our business.

Types of Stock Awards

The 2025 EIP permits the grant of incentive stock options, nonstatutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), performance stock units (“PSUs”), and stock bonus awards (all such types of awards, collectively, “stock awards”).

Share Reserve

Subject to adjustments as set forth in the 2025 EIP, the maximum aggregate number of shares of common stock that may be issued under the 2025 EIP will not exceed 10,752,566 shares. The shares may be authorized, but unissued, or reacquired common stock. Furthermore, subject to adjustments as set forth in the 2025 EIP, in no event shall the maximum aggregate number of shares that may be issued under the 2025 EIP pursuant to an incentive stock option exceed the number set forth above plus, to the extent allowable under Section 422 of the Code and the regulations promulgated thereunder, any shares that again become available for issuance pursuant to the 2025 EIP.

The number of shares available for issuance under the 2025 EIP may, at the discretion of the Plan Administrator (as defined below), be increased on the first day of each fiscal year until the 2025 EIP terminates, in an amount equal to 4% of the shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year on a fully-diluted and as-converted basis.

Assumption or Substitution of Awards

The Plan Administrator (as defined below), from time to time, may determine to substitute or assume outstanding awards granted by another company, whether in connection with an acquisition of such other company or otherwise, by either: (a) assuming such award under the 2025 EIP or (b) granting a stock award under the 2025 EIP in substitution of such other company’s award. Such assumption or substitution will be permissible if the holder of the substituted or assumed award would have been eligible to be granted a stock award under the 2025 EIP if the other company had applied the rules of the 2025 EIP to such grant. In the event the Plan Administrator elects to assume an award granted by another company, subject to the requirements of Section 409A of the Code (“Section 409A”), the purchase price or the exercise price, as the case may be, and the number and nature of shares issuable upon exercise or settlement of any such stock award will be adjusted appropriately. In the event the Plan Administrator elects to grant a new option in substitution rather than assuming an existing option, such new option may be granted with a similarly adjusted exercise price. Any awards that are assumed or substituted under the 2025 EIP shall not reduce the number of shares authorized for grant under the 2025 EIP or authorized for grant to a participant in any fiscal year.

Eligibility

Employees, directors and independent contractors of us or our affiliates are all eligible to participate in the 2025 EIP. Incentive Stock Options may only be granted to employees. As of March 15, 2026, the Company had 39 employees in the United States and 1 employee in the United Kingdom, and 6 non-employee directors who will be eligible to be granted stock awards under the 2025 EIP.

Administration

The 2025 EIP will be administered by our board of directors or a committee thereof, which committee will be constituted to satisfy applicable laws (the “Plan Administrator”). To the extent desirable to qualify transactions under the 2025 EIP as exempt under Rule 16b-3 of the Exchange Act, the transactions contemplated under the 2025 EIP will be structured to satisfy the requirements for exemption under Rule 16b-3.

Subject to the terms of the 2025 EIP, the Plan Administrator has the authority, in its discretion, to (i) determine the fair market value in accordance with the 2025 EIP; (ii) select the service providers to whom stock awards may be granted under the 2025 EIP; (iii) determine the number of shares to be covered by each stock award granted under the 2025 EIP; (iv) approve forms of stock award agreements for use under the 2025 EIP; (v) determine the terms and conditions, not inconsistent with the terms of the 2025 EIP, of any stock award granted thereunder; (vi) institute and determine the terms and conditions of an exchange program under the terms of the 2025 EIP (subject to stockholder approval); (vii) construe and interpret the terms of the 2025 EIP and stock awards granted pursuant to the 2025 EIP; (viii) correct any defect, supply any omission or reconcile any inconsistency in the 2025 EIP, any stock award or any award agreement; (ix) prescribe, amend and rescind rules and regulations relating to the 2025 EIP; (x) modify or amend each stock award (subject to the terms of the 2025 EIP); (xi) adjust performance goals to take into account changes in applicable laws or in accounting or tax rules, or such other extraordinary, unforeseeable, nonrecurring or infrequently occurring events or circumstances as the Plan Administrator deems necessary or appropriate to avoid windfalls or hardships; (xii) allow participants to satisfy tax withholding obligations in such manner as prescribed in the 2025 EIP; (xiii) authorize any person to execute on our behalf any instrument required to effect the grant of a stock award previously granted by the Plan Administrator; (xiv) allow a participant to defer the receipt of the payment of cash or the delivery of shares that would otherwise be due to such participant under a stock award; (xv) reduce the exercise price of any award to the then current fair market value; and (xvi) make all other determinations deemed necessary or advisable for administering the 2025 EIP.

To the extent permitted by applicable law, the Plan Administrator, in its sole discretion and on such terms and conditions as it may provide, may delegate all or any part of its authority and powers under the 2025 EIP to one or more of our directors or officers. To the extent permitted by applicable laws, the Plan Administrator may delegate to one or more officers who may be (but are not required to be) insiders subject to Section 16 of the Exchange Act, the authority to do any of the following (i) designate employees who are not insiders to be recipients of stock awards, (ii) determine the number of shares to be subject to such stock awards granted to such designated employees, and (iii) take any and all actions on behalf of the Plan Administrator other than any actions that affect the amount or form of compensation of Insiders or have material tax, accounting, financial, human resource or legal consequences to us or our affiliates; provided, however, that the Plan Administrator resolutions regarding any delegation with respect to (i) and (ii) will specify the total number of shares that may be subject to the stock awards granted by such officer and that such officer may not grant a stock award to himself or herself. Any stock awards will be granted on the form of award agreement most recently approved for use by the Plan Administrator, unless otherwise provided in the resolutions approving the delegation authority.

The Plan Administrator will, in its sole discretion, determine the performance goals, if any, applicable to any stock award (including any adjustment(s) thereto that will be applied in determining the achievement of such performance goals) on or prior to the Determination Date (as defined in the 2025 EIP). The performance goals may differ from participant to participant and from stock award to stock award. The Plan Administrator shall determine and approve the extent to which such performance goals have been timely achieved and the extent to which the shares subject to such stock award have thereby been earned.

Stock awards granted to participants who are insiders subject to Section 16 of the Exchange Act must be approved by two or more “non-employee directors” of the board (as defined in the regulations promulgated under Section 16 of the Exchange Act).

Stock Options

Each stock option will be designated in the stock award agreement as either an incentive stock option (which is entitled to potentially favorable tax treatment) or a nonstatutory stock option. However, notwithstanding such designation, to the extent that the aggregate fair market value of the shares with respect to which incentive stock options are exercisable for the first time by the participant during any calendar year exceeds $100,000, such stock options will be treated as nonstatutory stock options. Incentive stock options may only be granted to employees.

The term of each stock option will be stated in the stock award agreement. In the case of an incentive stock option, the term will be ten years from the date of grant or such shorter term as may be provided in the stock award agreement. Moreover, in the case of an incentive stock option granted to a participant who owns stock representing more than 10% of the total combined voting power of all classes of our stock or the stock of any subsidiary, the term of the incentive stock option will be five years from the date of grant or such shorter term as may be provided in the stock award agreement.

The per share exercise price for the shares to be issued pursuant to exercise of a stock option will be determined by the Plan Administrator, subject to the following: in the case of an incentive stock option (i) granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of our stock or the stock of any subsidiary, the per share exercise price will be no less than 110% of the fair market value per share on the date of grant; and (ii) granted to any other employee, the per share exercise price will be no less than 100% of the fair market value per share on the date of grant. In the case of a nonstatutory stock option, the per share exercise price will be no less than 100% of the fair market value per share on the date of grant. Notwithstanding the foregoing, stock options may be granted with a per share exercise price of less than 100% of the fair market value per share on the date of grant pursuant to a corporate reorganization, liquidation, etc., described in Section 424(a) of the Code.

At the time a stock option is granted, the Plan Administrator will fix the period within which the stock option may be exercised and will determine any conditions that must be satisfied before the stock option may be exercised. A stock option may become exercisable upon completion of a specified period of service with us or one of our affiliates and/or based on the achievement of performance goals during a performance period as set out in advance in the participant’s award agreement. If a stock option is exercisable based on the satisfaction of performance goals, then the Plan Administrator will: (x) determine the nature, length and starting date of any performance period for such stock option; (y) select the performance goals to be used to measure the performance; and (z) determine what additional vesting conditions, if any, should apply. The Plan Administrator will also determine the acceptable form of consideration for exercising a stock option, including the method of payment.

If a participant ceases to be a service provider other than for “Cause” (as defined in the 2025 EIP), the participant may exercise his or her stock option within such period of time as is specified in the stock award agreement to the extent that the stock option is vested on the date of termination (but in no event later than the expiration of the term of such stock option). In the absence of a specified time in the stock award agreement, to the extent vested as of a participant’s termination, the stock option will remain exercisable for 12 months following a termination for death or disability, and 3 months following a termination for any other reason. Any outstanding stock option (including any vested portion thereof) held by a participant shall immediately terminate in its entirety upon the participant being first notified of his or her termination for Cause.

Stock Appreciation Rights (SARs)

The Plan Administrator will determine the terms and conditions of each SAR, provided that the exercise price for each SAR will be no less than 100% of the fair market value of the underlying shares of common stock on the date of grant. A SAR may become exercisable upon completion of a specified period of service with us or one of our affiliates and/or based on the achievement of performance goals during a performance period as set out in advance in the participant’s award agreement. If a SAR is exercisable based on the satisfaction of performance goals, then the Plan Administrator will: (x) determine the nature, length and starting date of any performance period for such SAR; (y) select the performance goals to be used to measure the performance; and (z) determine what additional vesting conditions, if any, should apply. Upon exercise of a SAR, a participant will receive payment from us in an amount determined by multiplying the difference between the fair market value of a share on the date of exercise over the exercise price by the number of shares with respect to which the SAR is exercised. SARs may be paid in cash or shares of common stock, as determined by the Plan Administrator. SARs are exercisable at the times and on the terms established by the Plan Administrator.

Restricted Stock and RSUs

Restricted stock awards are grants of shares of common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Shares of restricted stock will vest and the restrictions on such shares will lapse in accordance with terms and conditions established by the Plan Administrator. Each RSU is a bookkeeping entry representing an amount equal to the fair market value of one share of common stock. Restrictions may lapse upon the completion of a specified period of service with us or one of our affiliates and/or based on the achievement of performance goals during a performance period as set out in advance in the participant’s award agreement. If the unvested shares of restricted stock or RSUs are being earned upon the satisfaction of performance goals, then the Plan Administrator will: (x) determine the nature, length and starting date of any performance period for each unvested share or RSU; (y) select the performance goals to be used to measure the performance; and (z) determine what additional vesting conditions, if any, should apply.

In determining whether restricted stock or RSUs should be granted, and/or the vesting schedule for such a stock award, the Plan Administrator may impose whatever conditions on vesting as it determines to be appropriate. For example, the Plan Administrator may determine to grant restricted stock or RSUs only if performance goals established by the Plan Administrator are satisfied. Any performance goals may be applied on a Company-wide or an individual business unit basis, as determined by the Plan Administrator.

During the period of restriction, participants holding restricted stock may exercise full voting rights and will be entitled to receive all dividends and other distributions paid, in each case with respect to such shares unless the Plan Administrator determines otherwise. If any such dividends or distributions are paid in shares, the shares will be subject to the same restrictions, including without limitation restrictions on transferability and forfeitability, as the restricted stock with respect to which they were paid. During the period of restriction, such dividends or other distributions shall be subject to the same restrictions and risk of forfeiture as the shares of restricted stock with respect to which the dividends accrue and shall not be paid or distributed unless and until such related shares have vested and been earned.

During the vesting period, participants holding RSUs will hold no voting rights by virtue of such RSUs. The Plan Administrator may, in its sole discretion, award dividend equivalents in connection with the grant of RSUs that may be settled in cash, in shares of equivalent value, or in some combination thereof.

Performance Shares and Performance Units (PSUs)

Performance Shares are shares of common stock issued based on the achievement of performance goals set by the Plan Administrator. Performance Units, in contrast, are unfunded and unsecured promises to deliver Shares, cash or other securities equal to the value set forth in the Award Agreement, based on the achievement of goals set by the Plan Administrator. Each award of Performance Units or Performance Shares must be evidenced by an Award Agreement that specifies the Performance Period and such other terms and conditions as the Administrator in its sole discretion may determine. Payment or payout of Performance Shares or Performance Units is available only after the expiration of the Performance Period set out in the Award Agreement, and only at the discretion of the Plan Administrator. On the date set forth in the Award Agreement, all unearned or unvested Performance Units and Performance Shares will be forfeited to the Company, and the Shares subject to such Awards (if any) will again be available for grant under the 2025 EIP.

During the Performance Period, participants holding PSUs will hold no voting rights by virtue of such PSUs.

Leaves of Absence / Transfer Between Locations

The Plan Administrator has the discretion to determine at any time whether and to what extent the vesting of stock awards shall be suspended during any leave of absence; provided that in the absence of such determination, vesting of stock awards will continue during any paid leave and will be suspended during any unpaid leave (unless otherwise required by applicable laws). A participant will not cease to be an employee in the case of (i) any leave of absence approved by the participant’s employer or (ii) transfers between our locations or between us and any subsidiary. If an employee holds an incentive stock option and such leave exceeds 3 months then, for purposes of incentive stock option status only, such employee’s service as an employee shall be deemed terminated on the first day following such 3 month period and the incentive stock option shall thereafter automatically be treated for tax purposes as a nonstatutory stock option in accordance with applicable laws, unless reemployment upon the expiration of such leave is guaranteed by contract or statute, or unless provided otherwise pursuant to a written Company policy.

Nontransferability of Stock Awards

Unless determined otherwise by the Plan Administrator, a stock award may not be sold, pledged, assigned, hypothecated, transferred, or disposed of in any manner other than by will or by the laws of descent or distribution and may be exercised, during the lifetime of the participant, only by the participant. If the Plan Administrator makes a stock award transferable, such stock award will contain such additional terms and conditions as the Plan Administrator deems appropriate; provided, however, that in no event may any stock award be transferred for consideration to a third-party financial institution.

Recoupment Policy

All benefits under the 2025 EIP are subject to the Company’s ability to recover incentive-based compensation from executive officers, as is or may be required by the provisions of Dodd-Frank, any regulations promulgated thereunder, or any “clawback” provision required by applicable law or the listing standards of any applicable stock exchange or national market system.

Adjustment

In the event of a stock split, reverse stock split, stock dividend, combination, consolidation, recapitalization or reclassification of the shares, subdivision of the shares, a rights offering, a reorganization, merger, spin-off, split-up, repurchase, or exchange of common stock or other securities of us or other significant corporate transaction, or other change affecting common stock occurs, the Plan Administrator, in order to prevent dilution, diminution or enlargement of the benefits or potential benefits intended to be made available under the 2025 EIP, will, in such manner as it may deem equitable, adjust the number, kind and class of securities that may be delivered under the 2025 EIP and/or the number, class, kind and price of securities covered by each outstanding stock award; provided that all such adjustment will be made in a manner that does not result in taxation under Section 409A.

Corporate Transaction and Change in Control

In the event of (i) a transfer of all or substantially all of our assets, (ii) a merger, consolidation or other capital reorganization or business combination transaction of us with or into another corporation, entity or person, (iii) the consummation of a transaction, or series of related transactions, in which any person becomes the beneficial owner directly or indirectly, of more than 50% of our then outstanding capital stock or (iv) a Change in Control (as defined in 2025 EIP), each outstanding stock award (vested or unvested) will be assumed by the buyer subject to accelerated vesting if the service provider’s employment is terminated without cause by the buyer within the 24-month period immediately following consummation of such Change in Control. Additionally, if the buyer does not assume each outstanding stock award, then such award shall become fully vested immediately prior to consummation of such Change in Control.

Amendment, Termination and Duration of the 2025 EIP

The 2025 EIP will continue in effect for a term of 10 years measured from the date the 2025 EIP was approved by the board, unless terminated earlier under the terms of the 2025 EIP. The Plan Administrator may at any time amend, alter, suspend or terminate the 2025 EIP.

U.S. Federal Tax Aspects

A participant who receives a stock option or SAR will not have taxable income upon the grant of the stock option or SAR. For nonstatutory stock options and SARs, the participant will recognize ordinary income upon exercise in an amount equal to the excess of the fair market value of the shares over the exercise price—the appreciation value—on the date of exercise. Any additional gain or loss recognized upon any later disposition of the shares generally will be long-term or short-term capital gain or loss, depending on whether the shares are held for more than one year.

The purchase of shares upon exercise of an incentive stock option will not result in any taxable income to the participant, except for purposes of the alternative minimum tax. Gain or loss recognized by the participant on a later sale or other disposition of the shares will be capital gain or loss and/or ordinary income depending upon whether the participant holds the shares transferred upon exercise for a specified period. If the shares are held for the specified period, any gain generally will be taxed at long-term capital-gain rates. If the shares are not held for the specified period, generally any gain up to the excess of the fair market value of the shares on the date of exercise over the exercise price will be treated as ordinary income. Any additional gain generally will be taxable at long-term or short-term capital-gain rates, depending on whether the participant held the shares for more than one year after the exercise date.

A participant who receives restricted stock will not have taxable income until vesting unless the participant timely files an election under Section 83(b) of the Code to be taxed at the time of grant (“Section 83(b) election”). The participant will recognize ordinary income equal to the fair market value of the shares at the time of vesting less the amount paid for such shares (if any) if no such election is made. Any additional gain or loss recognized upon any later disposition of the shares generally will be long-term or short-term capital gain or loss, depending on whether the shares are held for more than one year. If a participant timely files a Section 83(b) election, the participant will recognize ordinary income equal to the fair market value of the shares at the time of purchase or grant less the amount paid for such shares (if any).

A participant who receives RSUs, performance units or performance shares will not have taxable income upon grant of the stock award; instead the participant will be taxed upon settlement of the stock award. The participant will recognize ordinary income equal to the fair market value of the shares or the amount of cash received by the participant. In addition, Section 409A imposes certain restrictions on deferred compensation arrangements. Stock awards that are treated as deferred compensation under Section 409A are intended to meet the requirements of this section of the Code.

The Plan Administrator may, at its discretion and pursuant to such procedures as it may specify from time to time, permit a participant to satisfy such withholding or deduction obligations or any other tax-related items, in whole or in part by (without limitation) paying cash, electing to have us withhold otherwise deliverable cash or shares, or delivering to us already-owned shares; provided that, unless the Plan Administrator permits otherwise, any proceeds derived from a cashless exercise must be an approved broker-assisted cashless exercise or the cash or shares withheld or delivered must be limited to avoid financial accounting charges under applicable accounting guidance or shares must have been previously held for the minimum duration required to avoid financial accounting charges under applicable accounting guidance. The fair market value of the shares to be withheld or delivered will be determined based on such methodology that we deem to be reasonable and in accordance with applicable laws.

We will be entitled to a tax deduction in connection with a stock award under the 2025 EIP only in an amount equal to the ordinary income realized by the participant and at the time the participant recognizes the income. Section 162(m) of the Code places a limit of $1 million on the amount of compensation that we may deduct as a business expense in any year with respect to certain of our most highly paid executive officers. While the Plan Administrator considers the deductibility of compensation as one factor in determining executive compensation, the Plan Administrator retains the discretion to award and pay compensation that is not deductible as it believes that it is in the best interests of our stockholders to maintain flexibility in our approach to executive compensation and to structure a program that we consider to be the most effective in attracting, motivating and retaining key employees.

New Plan Benefits

The 2025 EIP does not provide for set benefits or amounts of awards and we have not approved any stock awards that are conditioned on stockholder approval of the 2025 EIP. The assumption and conversion of the Assumed Options were the only Merger-related stock awards issued under the 2025 EIP. All future awards to directors, executive officers, employees and consultants under the 2025 EIP are discretionary and cannot be determined at this time.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements for the year ended December 31, 2025 and 2024 and the related notes thereto, included elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements involving risks and uncertainties as described under the heading “Forward-Looking Statements” elsewhere in this Form 10-K. You should review “Risk Factors” in this Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements and could otherwise affect our intended plans of operations. The financial information included herein is shown in thousands (000s) unless otherwise indicated.
Overview
The Merger
On July 23, 2025, the Company, Acquisition Sub and Deep Isolation entered into the Merger Agreement. Pursuant to the terms of the Merger Agreement, on the Closing Date, Acquisition Sub merged with and into Deep Isolation, with Deep Isolation continuing as the surviving corporation. As a result of the Merger, Deep Isolation became our wholly owned subsidiary and will continue its existing business operations. Additionally, we changed our name to Deep Isolation Nuclear, Inc. and will continue to be a public reporting company.
Immediately prior to the time the certificate of merger effectuating the Merger was filed with the Secretary of State of the State of Delaware (the “Effective Time”), we issued 44,247,429 shares of our common stock to existing holders of Deep Isolation Capital Stock (including to holders of 2018 EIP Options who elected to exercise their options before the Effective Time of the Merger). We also assumed the Assumed Options and reserved a total of 10,888,601 shares of our common stock under the 2025 EIP, of which 5,752,566 of such shares of our common stock are issuable upon the valid exercise of the Assumed Options, with the remainder are available for future issuances of awards under the 2025 EIP. Aspen’s existing stockholders continued to hold an aggregate of 2,166,667 Retained Pre-Merger Shares, and on the Closing Date we also issued 83,333 Advisor Shares to Mr. Kashani in consideration for services rendered in connection with the Merger.
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
The table directly below presents a fully-diluted capitalization table immediately after giving effect to the Merger, the Private Placement, and adoption of the 2025 EIP, and related transactions:

Pro Forma Ownership	Shares	Fully Diluted %
Deep Isolation Stockholders	44,247,429	63.89%
Private Placement Investors	9,161,570	13.23%
Deep Isolation Investors(1)	1,850,817	2.67%
Retained Pre-Merger Shares	2,166,667	3.13%
Advisor Shares	83,333	0.12%
Placement Agent A Warrants	829,730	1.20%
Placement Agent B Warrants	166,667	0.24%
2025 EIP Option Shares Reserved But Unissued(2)	10,752,566	15.53%
Total shares outstanding or unissued but reserved for issuance	69,258,779	100%
(1)Existing officers, directors and stockholders of Deep Isolation and their respective friends and family who participated in the Private Placement are referred to herein as the “Deep Isolation Investors.”

(2)Includes 5,752,566 shares of common stock issuable upon the exercise of the Assumed Options.
Accounting Considerations
The historical financial statements and related footnotes included herein hereto include descriptions of Deep Isolation’s previously outstanding Capital Stock; however, in connection with the Merger, all shares of Deep Isolation’s Capital Stock, including all shares of Deep Isolation’s Preferred Stock, were converted into shares of our common stock. See “The Merger and Related Transactions” above for detailed information regarding the Transactions and the related conversion of the shares of Deep Isolation’s Capital Stock.
For financial reporting purposes, the Merger was treated as a recapitalization and reverse acquisition. Deep Isolation is considered the acquirer for accounting purposes, meaning that the historical financial results of Deep Isolation prior to the Merger are considered our historical financial results under applicable accounting principles. See “Note 1. Nature of Operations—Merger Transaction” in the Notes to the Consolidated Financial Statements. Thus, a discussion of the past financial results of Aspen is not pertinent.
Background
Global demand for reliable, clean energy is growing rapidly, fueled by increased power demand, (including from AI and data centers) climate change and extreme weather events, recent geopolitical events, and increased load forecasts. Nuclear energy is, as the Company believes it should be, a critical contributor to the energy future. One of the biggest challenges to the adoption and deployment of nuclear energy solutions has been managing the disposal of nuclear waste.
Deep Isolation’s mission is to revolutionize the disposal of nuclear waste through the development of innovative solutions for temporary storage and transportation of HLW and SNF, and for permanent disposal of HLW via deep underground boreholes. The world’s current nuclear waste management model is limited to two options: above-ground interim storage and geologic disposal via mined repositories. Both options are extremely costly and, to date, neither has presented a viable, long-term solution to the global nuclear waste disposal problem. There are currently no operational mined repository facilities for the disposal of HLW or SNF; above-ground interim storage, which does not provide a permanent disposal solution, currently is the only waste management solution for HLW and SNF being practiced worldwide.

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
To date and for the foreseeable future, we will pursue grants, contracts, and awards from the U.S. federal government and certain foreign governments and NGOs to support research and development efforts geared toward studying and demonstrating the feasibility of our technologies and the use of DBD generally. We have also entered into strategic appraisal and operational planning contracts with customers; however, we have not yet entered into a binding implementation agreement with any customer to temporarily store or permanently dispose of nuclear waste through the implementation of our solutions, and there is no guarantee that we will be able to do so in the future.
Deep Isolation’s wholly owned subsidiary, Freestone, is an environmental and water resources consulting firm to federal, state, municipal and private clients. We believe its array of services is complimentary to Deep Isolation’s core disposal solution business. The Company receives cash flows from Freestone’s operations that are supplemental to cash flows produced by the Company’s core business, which reduces the Company’s consolidated use of cash and results in lower fundraising needs.
Our leadership team has extensive direct experience with nuclear solutions and engineering, government and community engagement and global strategy development. Our advisory board includes preeminent experts and Nobel laureates in nuclear science, technology and policy, as well as business leaders and entrepreneurs. We believe that the depth of our expertise and our technology solutions uniquely position us to become the market leader in the nuclear waste storage and disposal industry.
Our Current Business
The Company currently offers the following products and services, in addition to the services offered by Freestone: (i) strategic appraisal, which involves analysis of the costs and benefits of our DBD solution as compared with other disposal solutions; and (ii) operational planning, which involves the completion of a comprehensive feasibility assessment, including the preparation of a generic design for our deep borehole repositories, an IAEA-compliant economic and strategic business case and a Generic Safety Case, a commercial model for implementation and a roadmap for all work needed to commission and implement our solutions. The Company also offers implementation services, which includes the deployment of an IAEA-compliant disposal or storage system (depending on the customer’s needs) and consultancy services for siting, licensing, construction, hot and cold commissioning, operations, closure, post-closure monitoring and stakeholder engagement. Over the next twelve months, we anticipate that we will continue to provide these services to existing and new customers as we also work to advance the necessary preparations for our non-radioactive, full-scale, at-depth demonstration.

We also plan to continue engaging with domestic and foreign lawmakers to advocate for the legal and regulatory changes necessary to allow for the commercialization of DBD and to update regulatory guidance on nuclear waste disposal methods. We expect that our operations in the near term will be funded by additional government grants, contract awards and strategic appraisal and operational planning contracts. To the extent additional funding is needed and subject to market and other conditions, the Company may also pursue offerings of its debt and equity securities from time to time to support operations and capital expenditures.
Next Steps
The Company also offers implementation services, which includes the deployment of an IAEA-compliant disposal or storage system (depending on the customer’s needs) and consultancy services for siting, licensing, construction, hot and cold commissioning, operations, closure, post-closure monitoring and stakeholder engagement. To date, we have not yet entered into any implementation contracts with customers. While implementation contracts could be executed and related consultancy services could begin on a small scale prior to the completion of the non-radioactive, full-scale, at-depth demonstration in anticipation of the successful completion of such demonstration and related safety testing, demand for and commercial adoption of our DBD solution likely will not occur until such demonstration and testing is complete. We expect that a successful non-radioactive, full-scale, at-depth demonstration of our DBD solution, if successful, will spur demand for our implementation services in the coming years.
Net of expenses incurred, we received approximately $28.8 million in net proceeds from the Private Placement that we expect to use to execute the next step in our business plan, which has the following significant elements:
•Non-Radioactive, Full-Scale, At-Depth Demonstration — we expect to use the net proceeds from the Private Placement primarily to fund a non-radioactive, full-scale, at-depth demonstration of our DBD technologies. We have begun the process of developing a demonstration facility in Texas to facilitate such demonstration, which involves constructing a new well at the facility that will be used for non-radioactive, full-scale, at-depth demonstrations and related safety testing. We expect that construction, preparation and initial demonstration will take approximately two years to complete. We expect to incur demonstration costs, including construction, canister manufacturing, casing, surface handling, emplacement and retrieval testing, general and administrative, travel and other related costs, of approximately $8.1 million and $7.4 million in 2026 and 2027, respectively, of the project. We believe that non-radioactive, full-scale, at-depth demonstrations of our DBD technologies will validate the safety and feasibility of our solution and foster enhanced engagement and support both from potential clients identified in our pre-sales engagement stage and current clients who have engaged us for strategic appraisal and operational planning services.
•Increased Client Engagement — we expect that such validation of our DBD technologies through non-radioactive, full-scale, at-depth demonstrations will further support the execution of our sales pipeline, including active proposals for commercial contracts and additional governmental subsidies. We believe such demonstrations will also foster enhanced client engagement generally and facilitate advancement of clients through the familiarization, confidence-building and product adoption stages of our client engagement process.

•Product Adoption — ultimately, our goal is to be the leading provider of permanent HLW and SNF disposal services globally. We believe that the broader client engagement expected to result from non-radioactive, full-scale, at-depth demonstrations of our DBD technologies will result in additional strategic appraisal and operational planning contracts, which are in turn expected to result in implementation contracts.
However, we anticipate that we will continue to experience operating losses in 2026 and 2027 as we seek to implement our long-term strategic plan. Additionally, the adoption of our technologies in the United States will require Congressional action in the form of legislative changes, which we cannot guarantee will occur or, even if they do occur, be favorable to our objectives and business plan. As a result, we may not achieve the growth potential we expect or may grow more slowly than expected, and it is difficult to project the success of our business model and operations. See Item 1, “Description of Business—Government Regulations” above for further discussion of current regulatory limitations on our operations. Our ability to promote and facilitate the adoption of our technologies, as well as our future success and financial performance, is dependent upon numerous factors, including those discussed in Item 1A, “Risk Factors.”
Components of Results of Operations
Revenue
The Company derives its revenue primarily from environmental remediation supporting services, consulting services, licensing fees, and technology development grants related to nuclear waste disposal services globally. Revenue is recognized when the Company satisfies its performance obligations to its customers, which generally occurs at a set delivery of the deliverables as specified in its customer contracts, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company reports any tax assessed by a governmental authority that the Company collects from its customers that is both imposed on and concurrent with its revenue-producing activities (such as sales, use, value-added and excise taxes) on a net basis (meaning the Company does not recognize these taxes in either its revenues or its costs and expenses).
Operating Expenses
Cost of services includes all direct costs incurred in delivering the Company’s nuclear waste disposal solutions and services. These costs are primarily comprised of salaries, subcontractor fees, and direct costs which are directly attributable to the provision of the services described above.
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
Research and development expenses consists primarily of costs incurred to design, develop, test, and validate the Company’s technologies and services for the deep borehole disposal of nuclear waste. Research and development expenses are expensed as incurred and may vary based on the timing and scope of engineering programs, demonstration activities, and regulatory support efforts.
Other Income (Expense), Net
Other income (expense) consists primarily of interest income, interest expenses, foreign currency exchange gain (loss), and other miscellaneous expenses.

Comparison of the Years Ended December 31, 2025, and 2024
The following table sets forth our historical consolidated statements of operations data for the periods indicated (in thousands):

	Years Ended December 31,
	2025	2024	$ Change	% Change
Revenue	$6,136	$7,053	$(917)	(13%)
Cost of services (exclusive of depreciation shown separately below)	(2,634)	(3,665)	1,031	(28%)
Gross profit	3,502	3,388	114	62%

Operating Expenses:
Selling, general and administrative expenses	8,753	4,142	4,611	111%
Research and development	404	202	202	100%
Depreciation and amortization expense	115	110	5	5%
Total operating expenses	9,272	4,454	4,818	108%

Loss from operations	(5,770)	(1,066)	(4,704)	441%

Other income, net	435	73	362	496%
Net loss before income taxes	(5,335)	(993)	(4,342)	437%

Provision for income taxes	(1)	(1)	-	-%
Net loss	$(5,336)	$(994)	$(4,342)	437%

Other comprehensive loss:
Foreign currency translation adjustments	115	(18)	133	(739)%
Total other comprehensive loss (income)	115	(18)	133	(739)%
Net loss and other comprehensive loss	$(5,221)	$(1,012)	$(4,209)	416%
Revenue
Revenue decreased by approximately $917 thousand, or 13%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in revenue was primarily attributable to a decrease in the hydrogeologic characterization work scope related to Freestone’s contracts and an increase in the number of fixed-price contracts as compared to variable-price contracts during the period. This was partially offset by a slight increase in Deep Isolation’s revenues from existing contracts owing to an increase in deliverables and associated revenues toward the end of the projects.
Operating Expenses
Cost of services decreased by approximately $1.0 million, or 28%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The decrease in cost of services was primarily attributable to a decrease in the hydrogeologic characterization work scope related to Freestone’s contracts during the period. The decrease in Freestone’s scopes of work resulted fewer billable hours for existing employees and a reduced need for subcontractors, and thus a reduction in overall cost of services.
Depreciation and amortization expense remained relatively constant for the year ended December 31, 2025, compared to the year ended December 31, 2024. Depreciation and amortization expense includes depreciation of property, plant and equipment and amortization of intangible assets.

Selling, general and administrative expenses increased by approximately $4.6 million, or 111%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in selling, general and administrative expenses was primarily attributable to higher accounting, audit, legal and travel expenses associated with the Merger.
Research and development
Research and development expense increased by $202 thousand, or 100%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in research and development expenses was primarily attributable to the Company’s non-radioactive, full-scale, at-depth demonstration costs.
Other Income (Expense), Net
Other income (expense), net increased by approximately $362 thousand, or 496%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to higher interest income following the investment of the proceeds from the private placement.
Net Loss
Net loss increased by $4.3 million, or 437%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, due to the fluctuations described above under “Revenue,” “Operating Expenses,” and “Other Income (Expense), Net.”
Liquidity and Capital Resources
Since inception, we have financed our operations primarily through the issuance and sale of our equity and debt securities. Our primary sources of liquidity have been cash on hand and proceeds from equity financings. Our primary requirements for liquidity and capital are to finance working capital and capital expenditures associated with operating and managing the Company, as well as for general corporate purposes.
As of December 31, 2025, our principal source of liquidity was our cash balance of $27.4 million. Since inception, we have generated significant operating losses, as reflected in our accumulated deficit of $32.5 million as of December 31, 2025, and have experienced negative cash flows from operations of $3.9 million for the year ended December 31, 2025.
Net cash used in operating activities was $3.9 million for the year ended December 31, 2025, primarily due to our net loss offset by changes in working capital. Net cash used in investing activities was immaterial. Net cash provided by financing activities primarily consisted of proceeds from the Merger and Private Placement.
We expect that our investments and operating expenses will be approximately $15.1 million over the next twelve months, comprised of approximately $8.1 million in research and development expenses related to the development of the non-radioactive, full-scale, at-depth demonstration program in Texas and approximately $7.0 million in operating costs. In the twelve months thereafter, we anticipate research and development expenses of approximately $7.4 million, along with a comparable level of operating costs.
We believe our existing cash will be sufficient to meet our operating, working capital and research and development needs for at least the next twelve months. However, our future capital requirements will depend on many factors, including the progress of our development activities and the timing and extent of expenditures to support our growth strategy. There can be no assurance that additional capital will be available on acceptable terms, or at all, if needed.. See Item 1A. “Risk Factors - Our management team will have broad discretion in making strategic decisions to execute our growth plans, and there can be no assurance that our management’s decisions will result in successful achievement of our business objectives or will not have unintended consequences that negatively impact our growth prospects.”
Cash Flows
Years Ended December 31, 2025, and 2024

As of December 31, 2025, our cash and cash equivalents were $1 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Years Ended December 31,
	2025	2024	Change	Change %
Net cash used in operating activities	$(3,931)	$(1,201)	$(2,730)	227%
Net cash used in investing activities	(98)	—	(98)	100%
Net cash provided by financing activities	29,198	607	28,591	4,710%
Net increase (decrease) in cash	25,168	(594)	25,762	(4,337)%
Effect of exchange rate on cash	115	(18)	133	(739)%
Cash, beginning of period	2,149	2,761	(612)	(22%)
Cash, end of period	$27,432	$2,149	$25,283	1,177%
Operating Activities
Net cash used in operating activities increased by $2.7 million, or 227%, to $3.9 million for the year ended December 31, 2025 compared to the net cash used in operating activities of $1.2 million for the year ended December 31, 2024. The increase in operating cash outflow was primarily attributable to the increase in net loss of $4.3 million offset by favorable changes in working capital, including accounts receivable as well as an increase in stock based compensation expense.
Investing Activities
Net cash used in investing activities decreased by $98 thousand, or 100%, to $98 thousand for the year ended December 31, 2025 compared to $0 in net cash used in investing activities for the year ended December 31, 2024. There were no additions to the Company’s property, plant and equipment in the year ended December 31, 2025 compared to the prior period.
Financing Activities
Net cash provided by financing activities increased by $28.6 million, or 4,710%, to $29.2 million for the year ended December 31, 2025 compared to the net cash provided by financing activities of $607 thousand for the year ended December 31, 2024. The increase in net cash provided by financing activities was primarily attributable to the Merger and Private Placement in July 2025 offset by offering costs related to the Merger and Private Placement.
Indebtedness
The Company did not have indebtedness for any of the periods presented.
Contractual Obligations and Commitments
From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. The Company is not a party to any litigation or proceeding, including any governmental proceeding, which our management believes could result in any judgments or fines against us that would have a material adverse effect on our financial position, liquidity or results of future operations.
Off-Balance Sheet Transactions
We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Critical Accounting Estimates
Our consolidated financial statements and the related notes thereto included in this Form 10-K are prepared in accordance with United States generally accepted accounting principles. The preparation of consolidated financial statements also requires us to make certain estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses and related disclosures. These estimates are developed based on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by management. To the extent that there are differences between our estimates and actual results, our future financial statement presentation, financial condition, results of operation, and cash flows will be affected. We believe that the accounting policies described below involve a greater degree of judgment and complexity. Accordingly, these are the estimates we believe are most critical to aid in fully understanding and evaluating our consolidated financial condition, results of operations and future performance. We have described our significant accounting policies within Note 2 to our audited consolidated financial statements.
Stock-Based Compensation
The Company accounts for stock-based compensation in accordance with ASC 718, Compensation—Stock Compensation. The Company measures all stock-based awards granted to employees, directors and non-employee consultants based on the fair value on the date of the grant and recognizes compensation expense for those awards over the requisite service period, which is generally the vesting period of the respective award.
The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The Company historically has been a private company and lacks company-specific historical information for its stock. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expenses could be materially different for future awards.
Emerging Growth Company and Smaller Reporting Company Status
As an “emerging growth company,” under the JOBS Act, we are permitted to take advantage of an extended transition period for complying with new or revised accounting standards. We may elect to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard and may do so until such time that we either irrevocably elect to opt out of such extended transition period or no longer qualify as an emerging growth company. We may choose to adopt any new or revised accounting standards early whenever such early adoption is permitted for private companies.
Subject to certain conditions set forth in the JOBS Act, if, as an emerging growth company, we choose to rely on available exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under Dodd-Frank, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), or (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. We will remain an emerging growth company until the earliest to occur of the following: (i) the last day of the fiscal year following the fifth anniversary of the date of its first sale of common equity securities pursuant to an effective registration statement; (ii) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.24 billion; (iii) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a “large accelerated filer,” as defined in Rule 12b-2 under the Exchange Act.
We are also a “smaller reporting company,” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be permitted to do so for so long as (i) our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
As of the Effective Time, Grassi & Co., CPAs, P.C. (“Grassi”), was dismissed as the independent registered public accounting firm of the Company. Effective as of July 23, 2025, the Company’s board of directors approved the appointment of CBIZ CPAs P.C. (“CBIZ CPAs”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, subject to CBIZ CPAs’ completion of its standard client acceptance procedures.
During the two fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through July 23, 2025, there were no disagreements with Grassi on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grassi, would have caused it to make reference to the subject matter thereof in connection with its report, nor did its report contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle.
During the two fiscal years ended December 31, 2025 and 2024, neither the Company nor anyone acting on its behalf has consulted with CBIZ CPAs with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that CBIZ CPAs concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereof; or (iii) a reportable event as described in Item 304(a)(1)(v) of Regulation S-K and the related instructions thereof.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS
Deep Isolation Nuclear, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of
Deep Isolation Nuclear, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Deep Isolation Nuclear, Inc. (the “Company”) as of December 31, 2025 and 2024 the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

New York, NY
March 30, 2026

Deep Isolation Nuclear, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash	$27,434	$2,149
Accounts receivable, net of allowance for credit losses of $118 and $128, respectively	439	999
Contract assets	275	111
Other current assets	672	80
Total current assets	28,820	3,339

Property, plant and equipment, net	128	55
Intangible assets, net	73	153
Finance lease right-of-use assets	11	14
Operating lease right-of-use assets	269	387
Goodwill	182	182
Other non-current assets	140	-
Total assets	$29,623	$4,130

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$1,113	$174
Accrued payroll	774	519
Contract liabilities	150	-
Finance lease liabilities, current	3	3
Operating lease liabilities, current	125	116
Other current liabilities	101	112
Total current liabilities	2,266	924

Finance lease liabilities, net of current portion	9	12
Operating lease liabilities, net of current portion	152	277
Total liabilities	2,427	1,213

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Series A Convertible Preferred Stock, par value $0.0001 per share, none and 17,604,052 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	-	-
Series A Prime Convertible Preferred Stock, par value $0.0001 per share, none and 5,148,983 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024	-	-
Common stock, par value $0.0001 per share, 300,000,000 and 55,550,158 shares authorized; 57,542,113 and 39,901,782 shares issued and outstanding as of December 31, 2025 and 2024, respectively	6	4
Additional paid-in capital	59,456	29,958
Accumulated deficit	(32,503)	(27,167)
Accumulated other comprehensive income	237	122
Total stockholders’ equity	27,196	2,917
Total liabilities and stockholders’ equity	$29,623	$4,130
The accompanying notes are an integral part of these consolidated financial statements.

Deep Isolation Nuclear, Inc.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Revenue	$6,136	$7,053
Cost of services (exclusive of depreciation shown separately below)	(2,634)	(3,665)
Gross profit	3,502	3,388

Operating Expenses:

Selling, general and administrative expenses	8,753	4,142
Research and development	404	202
Depreciation and amortization expense	115	110
Total operating expenses	9,272	4,454

Loss from operations	(5,770)	(1,066)

Other income, net	435	73
Net loss before income taxes	(5,335)	(993)

Provision for income taxes	(1)	(1)
Net loss	$(5,336)	$(994)

Other comprehensive loss
Foreign currency translation adjustments	115	(18)
Total other comprehensive loss (income)	115	(18)
Net loss and other comprehensive loss	$(5,221)	$(1,012)

Net loss per common share - basic and diluted	$(0.11)	$(0.02)
Weighted average common shares outstanding - basic and diluted	48,683,197	39,840,144
The accompanying notes are an integral part of these consolidated financial statements.

Deep Isolation Nuclear, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock		Preferred Stock Series A		Preferred Stock Series A Prime		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2024	773,941	-	655,351	-	115,057	-	$29,962	$(27,167)	$122	$2,917
Retroactive application of Merger	39,127,841	4	(655,351)	-	(115,057)	-	$(4)			$-
Adjusted Balance beginning of year	39,901,782	4	-	-	-	-	$29,958	$(27,167)	$122	$2,917

Exercise of stock options	4,404,814	1	-	-	-	-	435	-	-	436
Shares issued in reverse acquisition	2,250,000	-	-	-	-	-	(176)	-	-	(176)
Shares issued in private placement offering, net of Offering costs	11,012,387	1	-	-	-	-	28,847	-	-	28,848
Stock based compensation	-	-	-	-	-	-	473	-	-	473
Treasury stock	(26,870)		-	-	-	-	(81)	-	-	(81)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	115	115
Net loss	-	-	-	-	-	-	-	(5,336)	-	(5,336)

Balance, December 31, 2025	57,542,113	6	-	-	-	-	$59,456	$(32,503)	$237	$27,196

The accompanying notes are an integral part of these consolidated financial statements.

Deep Isolation Nuclear, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share and per share data)

	Common Stock		Preferred Stock Series A		Preferred Stock Series A Prime		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Equity
Balance, December 31, 2023	773,753	$-	655,351	$-	106,159	-	$29,241	$(26,173)	$140	$3,208
Retroactive application of Merger	38,893,272	4	(655,351)	-	(106,159)	-	(4)	-	-	-
Adjusted Balance beginning of year	39,667,025	4	-	-	-	-	29,237	(26,173)	140	3,208

Exercise of stock options	4,857	-	-	-	-	-	-	-	-	-
Issuance of common stock upon conversion of preferred stock in connection with the Merger	229,900	-	-	-	-	-	609	-	-	609
Stock based compensation	-	-	-	-	-	-	112	-	-	112
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(18)	(18)
Net loss	-	-	-	-	-	-	-	(994)	-	(994)
Balance, December 31, 2024	39,901,782	$4	-	-	-	-	$29,958	$(27,167)	$122	$2,917
The accompanying notes are an integral part of these consolidated financial statements.

Deep Isolation Nuclear, Inc.
Consolidated Statements of Cash Flows
(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(5,336)	$(994)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	115	110
Interest expense	1	1
Stock based compensation	473	112
Gain on debt extinguishment	(74)	-
Changes in operating assets and liabilities:
Accounts receivable, net	570	(499)
Allowance for credit losses	(10)	-
Contract assets	(164)	235
Other current assets	(592)	(49)
Long-term assets	(140)	-
Accounts payable	939	25
Accrued payroll	255	(4)
Other current liabilities	(126)	(143)
Contract liabilities	150	-
Operating lease right-of-use assets and lease liabilities	8	5
Net cash used in operating activities	(3,931)	(1,201)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(105)	-
Cash acquired in reverse acquisition	7	-
Net cash used in investing activities	(98)	-

Cash Flows from Financing Activities:
Payment of finance lease liability	(3)	(2)
Proceeds from Offering, net of Offering costs	28,847	-
Proceeds from issuance of Series A Prime Preferred Stock	-	609
Payment of share repurchase liability	(81)	-
Proceeds from exercise of stock options	435	-
Net cash provided by financing activities	29,198	607

Net change in cash and cash equivalents	25,168	(594)
Effect of exchange rate on cash and cash equivalents	115	(18)
Cash and cash equivalents:
Beginning of period	2,149	2,761
End of period	$27,432	$2,149

Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in reverse acquisition	$176	$-
The accompanying notes are an integral part of these consolidated financial statements.

Deep Isolation Nuclear, Inc.
Notes to Consolidated Financial Statements
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
The accompanying condensed consolidated financial statements include the accounts of all of our wholly owned subsidiaries, Deep Isolation, Deep Isolation US, Deep Isolation EMEA and Freestone, and are presented in accordance with accounting principles generally accepted in the United States of America “U.S. GAAP”. The consolidated financial statements include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the company’s consolidated balance sheets, statements of operations, statement of changes in stockholders’ equity and statement of cash flows for all periods presented.

Any reference in these notes to applicable guidance is meant to refer to U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) promulgated by the Financial Accounting Standards Board (“FASB”).
Principles of Consolidation
The consolidated financial statements and accompanying notes are prepared in conformity with U.S. GAAP. Our Consolidated Financial Statements include the financial position, results of operations and cash flows of Deep Isolation, Inc. and that of our wholly owned subsidiaries as noted above. We eliminate all material intercompany accounts and transactions.
Use of Estimates
The preparation of our consolidated financial statements in conformity with U.S. GAAP, which may require us to make estimates and assumptions that affect the reported amounts of our assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of our revenues and expenses during each reporting period. Due to the inherent uncertainty involved in making estimates, actual results may differ significantly from previously estimated amounts under different assumptions or conditions.
Cash and Cash Equivalents
We classify bank time deposits and highly liquid investments with original maturities of three months or less as cash equivalents.
Foreign Currency Translation
The Company’s reporting currency is U.S. dollars. The functional currency of the Company is the U.S. dollar. The functional currency of our foreign subsidiary, Deep Isolation EMEA, is generally the local currency of the country in which it operates (British Pound Sterling). The Company translates the assets and liabilities at the exchange rates in effect on the balance sheet date. The Company translates the revenue, costs, and expenses at the average rate of exchange rates in effect during the period. The Company includes translation gains and losses in the stockholders’ equity section of the Company’s consolidated balance sheets in accumulated other comprehensive income or loss. Transactions undertaken in other currencies are translated using the exchange rate in effect as of the transaction date and any exchange gains and losses resulting from these transactions are included in the consolidated statements of operations in other income.
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
Revenue Recognition
The Company recognizes revenue in accordance with FASB’s ASC 606, Revenue from Contracts with Customers. ASC 606 provides a single, comprehensive revenue recognition model for all contracts with customers. Revenue from government contracts (grants) where the government is the customer are accounted in accordance with ASC 606.
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

Services Revenues
The Company derives its revenue primarily from environmental remediation supporting services, administrative support services, consulting services, licensing fees and technology development grants related to nuclear waste disposal services globally. The Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services.
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
Prices for our products are based on terms specified in the contracts, which generally do not include financing components, noncash consideration or consideration paid to our customers. As our standard payment terms are less than one year, we have elected the practical expedient under ASU 2014-09, and we have not assessed whether a contract has a significant financing component. We report any tax assessed by a governmental authority that we collect from our customers that is both imposed on and concurrent with our revenue-producing activities (such as sales, use, value added and excise taxes) on a net basis (meaning we do not recognize these taxes either in our revenues or in our costs and expenses).
The Company’s primary obligation to customers in contracts relate to the services to the customer. The services provided represent the performance obligation, which is satisfied over time. Revenue earned from contracts is determined using the input method and is based on contractually defined billing rates applied to per hour of services performed. The identified performance obligations (i.e., Administrative Support Services, Environmental Remediation Support Services) are recognized as revenue over the time when services are provided and invoiced to the customer applying practical expedient. Consulting services are recognized as revenue over the time when milestones become probable of being achieved (i.e. final submission and acceptance of the report) using the units produced method.
The Company has elected to adopt the “Right to invoice” practical expedient for the recognition of its revenue.
For services already completed but not yet billed at the balance sheet date are recognized as contract assets within the consolidated balance sheets. Advance payments received from customers for which services have not been provided yet at the balance sheet date are recognized as contract liabilities within the consolidated balance sheets.
Research and Development Expenses
Research and development expenses include expenses associated with the Company’s non-radioactive, full-scale, at-depth demonstration initiative and development of a generic safety case as well as legal fees and registration fees related to the Company’s pursuit and filing of patents. Research and development expenses for the years ended December 31, 2025 and 2024 were $0.4 million and $0.2 million, respectively.

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
The levels of hierarchy are described below:
•Level 1 - Quoted prices in active markets for identical instruments;

•Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and
•Level 3 - Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.
Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Financial assets and liabilities are classified in their entirety based on the most stringent level of input that is significant to the fair value measurement.
As of December 31, 2025 and 2024, the fair value of the Company’s financial instruments approximated their carrying values. The carrying amount of certain financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.
Long-Term Assets
As of December 31, 2025, the Company had $140 thousand recorded in long-term assets related to a prepaid directors’ and officers’ liability insurance tail policy purchased in connection with a Merger, which provides extended coverage for certain pre-merger acts of former directors and officers. The cost is amortized over the coverage period. There were no long-term assets as of December 31, 2024.
Property, Plant and Equipment
We state property and equipment at acquisition cost less accumulated depreciation. We compute depreciation of property and equipment principally by the straight-line method over the estimated useful lives of the assets. Depreciation is based on the estimated useful lives of the assets using the straight-line method. Furniture and fixtures are depreciated over useful lives of five years. Office and computer equipment is depreciated over useful lives of three to five years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.
Upon the sale or retirement of an asset, we remove the related cost and accumulated depreciation from the accounts and recognize any gain or loss in earnings.
We expense expenditures for maintenance, repairs and minor renewals as incurred that do not improve or extend the life of the assets, including planned major maintenance.
ASC 360-10 requires that a long-lived asset group be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. We perform impairment tests when events or changes in circumstances indicate the carrying value may not be recoverable. We consider all relevant factors. We perform the impairment test by comparing the estimated future undiscounted cash flows (exclusive of interest expense) associated with the asset or asset group to the asset’s net carrying value to determine if a write-down to fair value is required.
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
Stock-Based Compensation
Stock-based compensation for employees and nonemployees is accounted for under ASC 718, “Compensation - Stock Compensation” which requires these payments to be recognized in the consolidated statements of operations at their fair values.
Our long-term incentive plan provides for grants of nonqualified or incentive stock options and restricted stock units. Stock-based compensation is measured using a fair value-based method for all equity-based awards. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the grantee is required to provide service in exchange for the award. The determination of fair value for nonqualified or incentive stock options requires significant judgment and the use of estimates, particularly with regard to Black-Sholes assumptions such as stock price, volatility and expected option lives to value equity-based compensation, while forfeitures are recognized as incurred.
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
Stock-based compensation is recorded as a cost of services expense or selling, general, and administrative expense in the accompanying consolidated statements of operations. Shares are issued concurrently with the exercise of options. Shares are reserved for option grants without requiring the repurchase of common shares for grant issuance.
Net Loss Per Common Share
We calculate basic net loss per common share in accordance with ASC 260, “Earnings Per Share,” based on the weighted-average number of outstanding common shares during the fiscal period. Diluted loss per common share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive earnings per share. Net loss per common share is computed separately for each period presented.
Income Taxes
We and our subsidiaries are members of Deep Isolation, Inc.’s consolidated U.S federal income tax group (the “Deep Isolation Tax Group”). We and certain of our subsidiaries also file consolidated income tax returns with Deep Isolation, Inc. in various U.S. state jurisdictions. As a member of the Deep Isolation Tax Group, we are jointly and severally liable for the federal income tax liability of Deep Isolation US and the other companies included in the Deep Isolation Tax Group for all periods in which we are included in the Deep Isolation Tax Group.
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
The Company accounts for uncertainty in income taxes using a recognition and measurement threshold for tax positions taken or expected to be taken in a tax return, which are subject to examination by federal, state, and foreign taxing authorities. The tax benefit from an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination by taxing authorities based on technical merits of the position. The amount of the tax benefit recognized is the largest amount of the benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The effective tax rate and the tax basis of assets and liabilities reflect management’s estimates of the ultimate outcome of various tax uncertainties. Once identified, the Company will recognize penalties and interest related to uncertain tax positions within the provision (benefit) for income taxes line in the accompanying consolidated statements of operations.

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
In evaluating goodwill for impairment, the Company may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than it carrying amount. If the Company bypasses the qualitative assessment, or if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company performs a quantitative impairment test.
The Company’s annual impairment test date is December 31st. For the years ended December 31, 2025 and 2024, the Company concluded that there was no impairment of goodwill.
Leases
The Company has adopted the lease accounting requirements of ASU 2016-02, “Leases” (“Topic 842”). Under Topic 842, the Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases.
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
Subsequent Events
The Company evaluates subsequent events and transactions in accordance with ASC 855-10, “Subsequent Events,” that occur after the balance sheet date up to the date the financial statements are issued. Refer to Note 16. Subsequent Events for further details.
Commitments and Contingencies
In the normal course of business, the Company is subject to contingencies, including legal proceedings and claims arising out of its business that relate to a wide range of matters, such as government investigations and tax matters. The Company recognizes a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. The Company may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter.
Risk and Uncertainties
Ongoing geopolitical conflicts and macroeconomic conditions such as inflation, elevated interest rates, fluctuations in energy and commodity prices, and changes in trade policy or tariffs, have contributed to economic uncertainty and volatility in global markets. Additionally, events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. Furthermore, it is possible that U.S. or foreign policy changes, including planned or proposed budget cuts at the U.S. federal government level, could increase market volatility in the coming months. Given the nature of our business, which is heavily reliant on government policy, any such changes could have an outsize effect on our operations. Further restrictions or U.S. sanctions on doing business with foreign entities or governments, particularly those which are reliant on nuclear power, could restrict our ability to enter markets which otherwise would be lucrative for us. These factors, amongst other things, could result in further economic uncertainty and volatility in the capital markets in the near term, and could negatively affect our operations. We will continue to monitor material impacts on our business strategies and operating results. For additional information refer to Item 1A. Risk Factors.
Concentration of Risk and Significant Customers
The Company has no significant off-balance sheet risks related to foreign currency exchange contracts, option contracts or other foreign currency hedging arrangements. The Company’s financial instruments that are potentially subject to credit risk consist primarily of cash and cash equivalents and accounts receivable. Although the Company deposits its cash with multiple financial institutions, its deposits generally exceed federally insured limits.
The Company provided services primarily through contracts with the U.S. federal government, including federal projects, environmental remediation support, consulting services, and technology development grants related to nuclear waste disposal, representing approximately $5.6 million, or 91%, of our total revenue in 2025, as compared to $6.5 million, or 92%, of our total revenue during 2024.
The Company had three and two customers at December 31, 2025 and 2024, respectively, whose total unbilled and net outstanding receivable balances each represented more than 20% of the Company’s total consolidated contract assets and net accounts receivable.
Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures related to the income tax rate reconciliation and income taxes paid. The guidance is effective for annual periods beginning after December 15, 2024 for public business entities, with early adoption permitted.The Company adopted ASU 2023‑09 on a retrospective basis for the year ended December 31, 2025.

Comparative prior-year disclosures have been reported for tax year 2024. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements, but resulted in expanded footnote disclosures, including a tabular reconciliation of the statutory federal income tax rate to the Company’s effective tax rate, with reconciling items categorized by nature. Disaggregation of income taxes paid by federal, state, and foreign jurisdictions and disaggregation of other adjustments that met the 5% threshold. The Company applied judgment in determining materiality for disaggregated items and jurisdictions, consistent with ASC 105.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. The ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. Additionally, ASU 2023-07 requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted, and should be applied on a retrospective basis. ASU 2023-07 was adopted for the Company’s financial statements for the year ended December 31, 2025, and the segment disclosures in Note 15 are reflective of that adoption. This ASU did not have impact on the Company’s consolidated financial condition or results of operations but did change the presentation of the results of our reportable segments.
Accounting Pronouncements Not Yet Adopted
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

In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material. Under the rules as originally issued, disclosure requirements begin phasing in for fiscal years beginning on or after January 1, 2027. However, on April 4, 2024, the SEC determined to voluntarily stay the final rules pending certain legal challenges. The Company is currently evaluating the impact of new rules and continue to monitor the status of the related legal challenges.
Note 3. Reverse Merger

Pursuant to the Company’s amended and restated certificate of incorporation, the Company is authorized to issue 300,000,000 shares of common stock, par value of $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001. As discussed in Note 1, the Merger was completed on the Closing Date.

Immediately prior to the time the Effective Time, an aggregate of 2,833,333 shares of Company common stock (out of the 5,000,000 shares then issued and outstanding) owned by stockholders of our predecessor, Aspen, prior to the Merger were forfeited and cancelled, resulting in 2,166,667 shares of Company common stock held by such stockholders immediately after the Merger. In connection with the consummation of the Merger Transaction, the Deep Isolation board of directors approved the accelerated vesting of all options to purchase Deep Isolation common stock that were issued under Deep Isolation’s 2018 Equity Incentive Plan and remained outstanding as of immediately prior to the Effective Time. Compensation expense recognized for the accelerated vesting was $0.2 million.

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

Disaggregation of Revenue
The Company’s business segments are organized based on the nature and economic characteristics of our services, ensuring meaningful disaggregation of each segment’s operational results. The following tables provide a detailed breakdown of our revenue:
Revenue by Contract Type (in thousands)

	Year Ended December 31,
	2025	2024
Grant revenue	$2,309	$5,756
Remediation, administrative and consulting services and other revenue	3,827	1,297
Total revenue by contract type	$6,136	$7,053
Revenue by Generator (in thousands)

	Year Ended December 31,
	2025		2024
	Domestic	Foreign	Domestic	Foreign
Domestic government	$5,592	$-	$6,481	$-
Domestic commercial	298	-	45	-
Foreign government	-	222	-	501
Foreign commercial	-	24	-	26
Total	$5,890	$246	$6,526	$527
Contract Balances
The timing of revenue recognition and billings results in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent advance payments from customers in advance of the completion of our performance obligations.
The following tables represent changes in our contract assets. Our contract assets of $275 thousand as of December 31, 2025 relate to various customers for nuclear waste disposal services which are expected to be completed in 2026.
Contract Assets (in thousands)

Amount
Balance as of January 1, 2023	$346
Add: Revenue earned but not yet billed	2,420
Less: Billed and transferred to receivables	(2,655)
Balance as of December 31, 2024	$111
Add: Revenue earned but not yet billed	4,112
Less: Billed and transferred to receivables	(3,948)
Balance as of December 31, 2025	$275
Revenue recognized in each period relates to performance obligations satisfied within the respective period. The Company had $150 thousand and $0 contract liabilities as of December 31, 2025 and 2024.
Allowance for Credit Losses (in thousands)
An allowance of $118 thousand and $128 thousand has been recorded as of December 31, 2025 and December 31, 2024, respectively.

Amount
Balance, January 1, 2023	$149
Add: Additions	-
Less: Write-offs and Recoveries	(21)
Balance, December 31, 2024	$128
Add: Additions	33
Less: Write-offs and Recoveries	(43)
Balance, December 31, 2025	$118
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following at December 31 (in thousands):

	2025	2024
Furniture and fixtures	$36	$36
Office and computer equipment	201	170
Software	67	—
Automobiles	270	270
Leasehold improvements	19	12
Property, plant and equipment	593	488

Less: accumulated depreciation	(465)	(433)

Property, plant and equipment, net	$128	$55
Additions for the year ended December 31, 2024 were $105 thousand. Depreciation expense recognized during the year ended December 31, 2025 and 2024, was $30 thousand and $29 thousand, respectively, and is included in depreciation and amortization expense on the consolidated statements of operations.
Note 6. Intangible Assets
Intangible assets consists of the following at December 31 (in thousands):

	2025	2024
Tradename	$200	$200
Customer relationships	200	200
Less: accumulated amortization	(327)	(247)

Intangible assets, net	$73	$153

Useful life (years)	5	5
For the years ended December 31, 2025 and 2024, amortization expense of $40 thousand was recognized for Tradename and amortization expense of $40 thousand was recognized for Customer relationships for each period. The weighted average remaining amortization period for intangible assets is approximately 0.9 years years and 1.9 years years as of December 31, 2025 and 2024, respectively. The following table summarizes the expected future amortization for our definite-lived intangible assets (in thousands):

Year ending December 31,	Amount
2026	$73

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

As of December 31, 2025 and 2024, we had 300,000,000 shares and 55,550,158 of common stock authorized, respectively, with 57,542,113 and39,901,782 shares issued and outstanding, respectively. As of December 31, 2025 and 2024, there are 242,457,887 and 35,553,629 shares, respectively, available for issuance. Each share of our common stock has a par value of $0.0001.
Preferred Stock
As discussed in Note 3, in connection with the Merger consummation, the Company filed its amended and restated certificate of incorporation, which authorized the issuance of up to 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

As of December 31, 2024, Deep Isolation had 655,351 shares of Series A Convertible Preferred Stock issued and outstanding. Additionally, Deep Isolation had 115,057 shares of Series A Prime Convertible Preferred Stock issued and outstanding as of December 31, 2024. Together, these are referred to as the “Deep Isolation Preferred Stock”. Pursuant to the Merger, all issued and outstanding Deep Isolation Preferred Stock as of immediately prior to the Effective Time, was converted into shares of the Company’s common stock. As of December 31, 2025, no shares of preferred stock are issued or outstanding.

Long-term incentive compensation plan
Prior to 2023, our board of directors adopted a plan to award stock to employees, board members, and other eligible participants. Under this plan, a number of shares were issued upon the exercise of stock options as detailed below as of December 31:

	2025	2024
Authorized shares under the plan	10,752,566	13,128,079
Less: Options shares issued (cumulative)	(6,679,313)	(9,434,378)
Shares available for issuance under the plan	4,073,253	3,693,701
Additionally, under this plan, the Company had 6,243,260 and 9,434,380 stock options outstanding as of December 31, 2025 and 2024, respectively. Refer to Note 13 Stock-Based Compensation for further details.
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

As of December 31, 2025, none of the Warrants have been exercised and all 996,397 remain outstanding. There were no warrants outstanding as of December 31, 2024.

Note 8. Leases
We entered into various arrangements (or leases) that convey the rights to use and control identified underlying assets for a period of time in exchange for consideration. We lease various offices and equipment. From time to time, we may also enter into an arrangement in which the right to use and control an identified underlying asset is embedded in another type of contract.
The components of lease cost for the Company’s leases were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating Leases:
Lease cost	$147	$159

Finance Leases:
Amortization of ROU assets	5	1
Interest on lease liability	1	1

Total lease cost	$153	$161
Supplemental information related to the Company’s leases are as follows:

	As of December 31,
	2025	2024
Operating lease
Weighted-average remaining lease term (in years)	1.7	2.7
Weighted-average discount rate	8.47%	8.47%
Finance lease
Weighted-average remaining lease term (in years)	3.6	4.6
Weighted-average discount rate	9.00%	9.00
The remaining future minimum lease payments under the Company’s leases are as follows (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2026	$144	$4
2027	147	4
2028	12	4
2029	-	3
2030	-	-
Total future minimum lease obligation	$303	$15
Less: Imputed interest	(26)	(3)
Net present value of lease obligations	$277	$12
Net present value of lease obligations – current portion	125	3
Net present value of lease obligations – non-current portion	$152	$9

Supplemental cash flow and other information related to our leases were as follows (in thousands):

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$147	$159
Operating cash flow from finance leases	$1	$1
Financing cash flow from finance leases	$3	$2
ROU assets obtained in exchange for lease obligations for:
Operating liabilities	$-	$-
Finance liabilities	$11	$15
Note 9. Accrued Expenses
Accrued expenses are composed of Accrued payroll and Other current liabilities on the consolidated balance sheets and include the following as of December 31,

	2025	2024

Salaries and employee benefits	$774	$519

Other current liabilities:
Accrued legal fees	20	38
Accrued accounting fees	—	70
Accrued franchise taxes	49	—
Accrued subcontractor cost	22	—
Other accrued expenses	10	4
Total other current liabilities	101	112
Total accrued expenses	$875	$631
Note 10. Related Party Transactions
Deep Borehole Demonstration Center. Deep Isolation, Inc. is a member of the Deep Borehole Demonstration Center (“DBDC”). The DBDC is a 501(3)c non-profit that is seeking to obtain multinational membership and funding to demonstrate borehole disposal technology. Deep Isolation employees fill the positions of Chair of the Board, Secretary and Treasurer for the DBDC. The DBDC has external members and independent directors, but was started by Deep Isolation Inc. and Deep Isolation Inc. continues to be involved in the organization. This includes an Administrative Services Agreement that allows Deep Isolation to charge the DBDC for the time the Secretary and Treasurer spend on DBDC business. The amount payable to Deep Isolation from the DBDC was $117 thousand and $128 thousand as of December 31, 2025 and 2024, respectively, which are fully reserved as of the respective year-ends.
NAC International, Inc. NAC International, Inc. (“NAC”) is a shareholder in Deep Isolation Nuclear Inc. NAC also provides services to Deep Isolation for revenue generating contracts and has rights to manufacture canisters for Deep Isolation. As of December 31, 2025, Deep Isolation had an outstanding payable to NAC of $60 thousand, while there were outstanding amounts payable to NAC of $51 thousand as of December 31, 2024.
Deep Fission, Inc. Deep Fission, Inc., a company co-founded by Deep Isolation’s co-founders and Board Chair is a related party. In 2026, Deep Isolation anticipates providing certain services to Deep Fission.

Below is a summary of related party activities for the years ended December 31, 2025 and 2024:

Related Party	Balance Sheet Account	As of December 31, 2024	Expenses Incurred (COS)	Revenue	Cash Received / Paid	As of December 31, 2025

DBDC	Accounts Receivable	$128	$-	$32	$(43)	$117
NAC	Accounts Payable	51	106	-	(97)	60
Deep Fission	Accounts Receivable	-	-	50	(50)	-

Related Party	Balance Sheet Account	As of December 31, 2023	Expenses Incurred (COS)	Revenue	Cash Received / Paid	As of December 31, 2024

DBDC	Accounts Receivable	$145	$-	$25	$(42)	$128
NAC	Accounts Payable	-	366	-	(315)	51
Deep Fission	Accounts Receivable	-	-	-	-	-
Note 11. Income Tax
U.S. and foreign components of loss before income taxes were as follows (in thousands):

	2025	2024
United States	4,905	788
UK	430	205
	5,335	993

The income tax expense components for the years ended December 31 is as follows (in thousands):

	2025	2024
Current tax expense/(benefit)
Federal	$-	$-
Foreign	-	-
State	1	1
Deferred tax expense/(benefit)
Federal	-	-
Foreign	-	-
State	-	-
Total tax expense/(benefit)	$1	$1

The components of the net deferred tax assets and liabilities at December 31, is as follows (in thousands):

	2025	2024
Deferred tax assets:
Intangibles	$454	$729
Accrued expenses	23	16
Lease liability	65	91
Net operating loss	6,876	5,608
Returns allowance	28	30
Stock compensation	292	-
Total net deferred tax assets	7,738	6,474
Valuation allowance	(7,669)	(6,374)
Deferred tax liabilities:
Depreciation	(5)	(10)
ROU asset	(64)	(90)
Total net deferred tax liabilities	(69)	(100)
Net deferred tax asset/(liability)	$-	$-
A reconciliation of the Company’s provision for income taxes at the federal statutory rate to the reported income tax provision for the years ended December 31 is as follows (in thousands):

	2025		2024

Income before taxes at federal statutory tax rate	$(1,120)	21%	$(195)	21%
State and local income taxes, net of federal benefit	1	(1)%	1	-%
Tax impact of foreign operations	(17)	-%	(16)	2%
Change in valuation allowance	1,143	(21)%	184	20%
Non-taxable or deductible share-based payment awards	44	1%	23	(3)%
Non-taxable or deductible other	7	-%	3	-%
Other	(57)	1%	1	(3)%
Income tax expense (benefit)	$1	-%	$1	-%
At December 31, 2025, the Company has federal, state, and UK net operating loss carryforwards of approximately $23.8 million, $16.5 million and $2.9 million, respectively, compared to $17.4 million, $14.8 million and $2.5 million, respectively, as of December 31, 2024. Under the CARES Act, the federal net operating loss carryforwards that originated after 2017 will have an indefinite life and may be used to offset 80% of future taxable income. For tax year beginning January 1, 2021, federal net operating losses may be used to offset 80% of a future year’s taxable income. The state net operating losses carryforward for between 15-20 years and begin to expire in 2039. The UK net operating loss carryforward has an indefinite life.
The Company’s ability to utilize a portion of its net operating loss carryforwards to offset future taxable income is subject to certain limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. An ownership change under Section 382 has not been determined at this time.
Deferred income tax assets represent future income tax benefits. Realization of these assets is ultimately dependent upon future taxable income. ASC Topic 740, Income Taxes, required that deferred tax assets be reduced by a valuation allowance if, based on all available evidence, it is considered more likely than not that some or all of the recorded deferred tax assets will not be realized in a future period. Based on available objective evidence, management believes it is more likely than not that the deferred tax assets will not be recognized. Accordingly, during the year ended December 31, 2025 and 2024, the Company maintained a 100% valuation allowance against its deferred tax assets.
The Company files income tax returns in the U.S. federal jurisdiction, various states, and the United Kingdom. The Company does not believe an uncertain tax position existed as of December 31, 2025. Based on the Company’s assessment of many factors, including past experience and complex judgments about future events, the Company does not currently anticipate significant changes in its uncertain tax positions over the next 12 months. In connection with the adoption of the referenced provisions, the Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. As of December 31, 2025, the Company had no accrued interest and penalties. The Company’s federal, state, and UK tax returns are open for review going back to the 2022, 2021, and 2020 tax year, respectively.
On July 4, 2025, the One Big Beautiful Bill (“OBBB”) was enacted into law. Among its provisions, the reinstatement of full expensing for research and development expenditures is applicable to the Company. While further regulatory guidance is anticipated regarding the treatment of prior periods, the Company expects that the previously recognized deferred tax asset related to Section 174 will be realized, resulting in an increase in net operating loss carryforwards.
Note 12. Employee Benefits – 401(k) Plan
The Company sponsors a defined contribution 401(k) Plan with Company contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 4% of compensation. The expense for the 401(k) Plan were $120 thousand and $127 thousand for the year ended December 31, 2025 and 2024, respectively, and are included in selling, general and administrative expenses on the consolidated statements of operation.
Note 13. Stock-Based Compensation
As discussed in Note 7, Deep Isolation previously maintained the 2018 Plan, under which Deep Isolation previously granted stock options. The 2018 Plan had authorized only Nonstatutory Stock Options (“NSOs”) and Incentive Stock Options (“ISOs”).
The Company currently maintains the 2025 Plan, which was approved and adopted pursuant to the Merger Agreement, under which the Company may grant options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units (“PSUs”), performance shares and other stock-based awards to employees, directors and consultants of the Company. Upon the termination of the 2018 Plan, the Assumed Options from the 2018 Plan were assumed by the 2025 Plan and are now subject to the terms and conditions of the 2025 Plan.
During 2025, the Company granted stock options, RSUs, and PSUs. The term of each grant under the 2025 Plan shall be fixed by the Board, or the Board may delegate administration of the Plan to the Board’s Compensation Committee (the “Plan Administrator”). For most grants governed by the 2025 Plan, 25% vests after one year of service and on a monthly basis over three years of service thereafter. They are generally for a term of 10-years for continued service. Options and RSUs are granted in varying amounts and frequency to the Company’s board, advisors and employees. No stock options will be exercisable more than ten years after the grant date, or, in the case of an ISO granted to a 10% stockholder, more than five years after the grant date. The exercise price of any ISO granted under the 2025 Plan to an individual who is not a 10% stockholder at the time of the grant shall not be less than the fair market value of the shares at the time of the grant. The exercise price of any ISO granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of the grant. The exercise price of any NSOs granted under the 2025 Plan shall not be less than the fair market value of the shares at the time of the grant. As of December 31, 2025, the Company has reserved 10,752,566 shares of common stock (the “Share Reserve”) for future issuance under all option arrangements and had 4,066,890 shares available for issuance.
The total compensation expense recognized for common share options during the year ended December 31, 2025 and 2024, were $473 thousand and $112 thousand, respectively. For the year ended December 31, 2025, $351 thousand was recorded in selling, general and administrative expense and $122 thousand was recorded in cost of sales. For the year ended December 31, 2024, $112 thousand was recorded in selling, general and administrative expense.
Stock Options
The summary of the Company’s stock option activity for the years ended December 31, 2025 and 2024 are presented as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2024	9,434,380	$0.11
Granted	1,363,974	1.30
Exercised	(4,404,818)	0.10		$1
Forfeited	(36,075)	3.00
Expired	(114,201)	0.20
Outstanding, December 31, 2025	6,243,260	$0.37	5.82	$16,392
Exercisable, December 31, 2025	296,325	$2.46	6.15	$16,392

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2023	8,544,312	$0.10
Granted	1,136,840	0.18
Exercised	(4,857)	0.08		$1
Forfeited	(185,641)	0.18
Expired	(56,274)	0.11
Outstanding, December 31, 2024	9,434,380	$0.11	5.82	$824
Exercisable, December 31, 2024	7,656,233	$0.10	5.09	$792
The summary of the Company’s unvested options as of December 31, 2025 and 2024, and changes during the period then ended are presented as follows:

	Options	Weighted Average Grant-Date Fair Value
Non-vested options, January 1, 2023	1,683,867	$0.15
Granted	1,136,840	0.07
Forfeited	(185,641)	0.08
Vested	(856,919)	0.13
Non-vested options, December 31, 2024	1,778,147	$0.11
Granted	1,351,474	1.29
Forfeited	(36,075)	0.97
Vested	(2,587,665)	—
Non-vested options, December 31, 2025	505,881	$3.00
The fair value of options granted for the years ended December 31, 2025 and 2024 were $628 thousand and $80 thousand, respectively. Total unrecognized stock option compensation expense as of December 31, 2025 and 2024 were $462 thousand and $185 thousand, respectively, with a weighted-average period over which it is expected to be recognized over 3.50 years and 2.70 years, respectively. Cash received from the exercise of stock options totaled $435 thousand for the year ended December 31, 2025. There were no stock option exercises for the year ended December 31, 2024.
The Company estimates fair value of stock options using the Black-Sholes valuation model. Assumptions used to estimate the fair value of stock options granted include the exercise price of the award, the expected term, the expected volatility over the option’s expected term, the risk-free interest rate over the option’s expected term, and the expected annual dividend yield. Because the Company does not have sufficient historical trading data for its common stock, expected volatility is estimated based on the historical volatility of comparable publicly traded companies over a period consistent with the expected term of the options. The fair value of the options granted during 2025 and 2024 and the related assumptions used in the Black-Sholes option model used to value the options granted were as follows:

	2025	2024
Risk-free interest rate	3.7% to 4.3%	3.7% to 4.3%
Expected volatility	32.3% to 32.9%	32.3% to 32.9%
Dividend yield	N/A	N/A
Expected option life (years)	5.1 to 6.1	5.1 to 6.1
Weighted-average fair value per share	$1.30	$1.83
Performance Options
During the year ended December 31, 2025, the Company issued 12,500 performance options to the CEO which vest upon the satisfaction of certain performance conditions as of March 31, 2026. As of December 31, 2025, no performance options were vested and 12,500 were outstanding. No compensation expense was recorded for performance options for the year ended December 31, 2025.
Restricted Stock Units
The summary of the Company’s RSU activity for the years ended December 31, 2025 and 2024 are presented as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs, December 31, 2024	0	0
Granted	404,443	$3.00
Vested/Issued	(6,363)	0
Forfeited, cancelled, or expired	(31,823)	$3.00
Unvested RSUs, December 31, 2025	366,257	$3.00
Performance Stock Units
During the year ended December 31, 2025, the Company issued 37,500 performance stock units to the CEO which vest upon the satisfaction of certain performance conditions as of March 31, 2026. As of December 31, 2025, no performance RSUs were vested and 37,500 were outstanding. No compensation expense was recorded for performance stock units for the year ended December 31, 2025.
Note 14. Net Loss Per Common Share
The Company computes basic and diluted earnings per share by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the year ended December 31, 2025 and 2024, basic and dilutive net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of common stock equivalents and the vesting of restricted stock units would have been anti-dilutive.

The following table reconciles the net loss and weighted average share amounts used to compute both basic and diluted net loss per share (amounts in thousands, except for share and per share amounts):

	Year Ended December 31,
	2025	2024
Loss per common share – basic and diluted
Net loss available to common stockholders – basic and diluted	$(5,336)	$(994)
Weighted average shares outstanding – basic and diluted	48,683,197	39,840,144
Basic and diluted loss per common share	$(0.11)	$(0.02)
In accordance with the contingently issuable shares guidance of ASC 260, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of December 31:

	2025	2024
Stock options (Treasury stock method)	6,243,258	9,434,378
Warrants	996,397	-
Total	7,239,655	9,434,378
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
The Company’s two reportable segments are: (1) Deep Isolation US & EMEA and (2) Freestone. See Note 2 for a description of the Company’s reportable segments. The Company had no inter-segment sales for the years presented.
The Company’s income statements by segment, significant segment expenses, and segment assets are presented below (in thousands):

	Year Ended December 31, 2025
	Deep Isolation US & EMEA	Freestone	Total
Revenues	$2,494	$3,642	$6,136
Cost of services	1,093	1,541	2,634
Depreciation and amortization expense	1	114	115
Selling, general and administrative expenses	7,232	1,521	8,753
Research and development costs	404	-	404
Operating (loss) income	$(6,236)	$466	$(5,770)
Other income, net	433	2	435
Segment (loss) income before income tax	$(5,803)	$468	$(5,335)
Income tax expense	1	-	1
Segment (loss) income	$(5,804)	$468	$(5,336)

	As of December 31, 2025
	Deep Isolation US & EMEA	Freestone	Total
Cash and cash equivalents	$25,926	$1,508	$27,434
Accounts receivable, net	140	299	439
Contract assets	44	231	275
Other current assets	641	31	672
Property, plant and equipment, net	66	62	128
Intangible assets, net	-	73	73
Finance lease right-of-use assets	-	11	11
Operating lease right-of-use assets	-	269	269
Other non-current assets	140	-	140
Goodwill	-	182	182

	Year Ended December 31, 2024
	Deep Isolation US & EMEA	Freestone	Total
Revenues	$2,877	$4,176	$7,053
Cost of services	1,841	1,824	3,665
Depreciation and amortization expense	2	108	110
Selling, general and administrative expenses	2,886	1,256	4,142
Research and development costs	202	-	202
Operating (loss) income	$(2,054)	$988	$(1,066)
Other income/(expense), net	182	(109)	73
Segment (loss) income before income tax	$(1,872)	$879	$(993)
Income tax (benefit) expense	1	-	1
Segment (loss) income	$(1,873)	$879	$(994)

	As of December 31, 2024
	Deep Isolation US & EMEA	Freestone	Total
Cash and cash equivalents	$944	$1,205	$2,149
Accounts receivable, net	348	651	999
Contract assets	20	91	111
Other current assets	50	30	80
Property, plant and equipment, net	3	52	55
Intangible assets, net	-	153	153
Finance lease right-of use assets	-	14	14
Operating lease right-of-use assets	4	383	387
Goodwill	-	182	182

Geographical Information
The Company is domiciled in the United States, but also has operations in EMEA (UK). The following table summarizes net sales by geographic area (in thousands):

	Year Ended December 31,
	2025	2024
U.S.	$6,058	$6,555
EMEA	78	498
Total	$6,136	$7,053
The following table summarizes long-lived assets by geographic area (in thousands):

	As of December 31,
	2025	2024
U.S.	$481	$609
EMEA	-	-
Total	$481	$609
Major Customers
During the years ended December 31, 2025 and 2024, four customers, accounted for approximately 81% and 90%, respectively, of the Company’s revenue as follows (in thousands):

	Year Ended December 31,
	2025		2024
	$	%	$	%
Revenue earned from the U.S. Department of Energy	$719	12%	$1,529	22%
Revenue earned from the CPCCO	2,117	35%	2,792	40%
Revenue earned from Oklo	668	11%	342	5%
Revenue earned from the H2C (formerly WRPS)	1,109	24%	1,490	24%
Total revenues from major customers	$4,613	81%	$6,153	90%
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
EEF9001 Guarantee
On December 13, 2022, the Company executed a guarantee for its wholly-owned subsidiary, Deep Isolation EMEA, Ltd., as a condition for an award of up to $729 thousand (the “Grant”) given by the Department for Business, Energy and Industrial Strategy (“BEIS”) of the British Government. The Company has guaranteed obligations under the Grant Funding Agreement (reference number EEF9001) for Deep Isolation EMEA, Ltd., signed with the British Government. The guarantee covers all obligations and liabilities of the subsidiary to BEIS under the Grant Funding Agreement. The contract was completed on February 28, 2025.
Registration Rights

The Company is subject to a Registration Rights Agreement requiring the effectiveness of a registration statement within a specified period. The Agreement requires the Company to pay certain liquidated damages to existing shareholders if the Registration Statement is not declared effective within 120 days after filing the Company’s Super 8-K. The Company did not meet that effectiveness deadline, and a Registration Event occurred. However, a majority of the existing shareholders may waive that penalty by providing a written consent, and as of March 15, 2026, 58.6% of the shareholders (a majority) have consented to waive such damages through at least March 31, 2026. There is no guarantee that a majority of shareholders would agree to extend the waiver for an additional period.
Note 17. Subsequent Events
The Company has evaluated subsequent events through the date these financial statements were issued. Based on this evaluation, no additional material events were identified which require adjustment or disclosure in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
On July 23, 2025, Grassi & Co., CPAs, P.C. (“Grassi”), was dismissed as the independent registered public accounting firm of the Company. Effective as of July 23, 2025, the Company’s board of directors approved the appointment of CBIZ CPAs P.C. (“CBIZ CPAs”) to serve as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, subject to CBIZ CPAs’ completion of its standard client acceptance procedures.
During the two fiscal years ended December 31, 2024 and 2023, and the subsequent interim period through July 23, 2025, there were no disagreements with Grassi on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grassi, would have caused it to make reference to the subject matter thereof in connection with its report, nor did its report contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principle.
During the two fiscal years ended December 31, 2025 and 2024, neither the Company nor anyone acting on its behalf has consulted with CBIZ CPAs with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that CBIZ CPAs concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue; (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereof; or (iii) a reportable event as described in Item 304(a)(1)(v) of Regulation S-K and the related instructions thereof.
Item 9A. Controls and Procedures
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, including our Principal Executive Officer, who also serves as our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 and identified the following material weaknesses:

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

● The Company did not complete a Sarbanes-Oxley (SOX) Section 404A assessment.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company is continuing to actively work to remediate the material weaknesses described above, including the need for additional remediation steps and implementing additional measures to remediate the underlying causes that give rise to the material weaknesses. In February, 2026, the Company hired a Chief Financial Officer with extensive experience in a public company setting.

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

54

Item 9B. Other Information
During the quarter ended December 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
55

PART III [
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 of Part III of this Annual Report on Form 10-K is incorporated herein by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with the registrant’s annual meeting of stockholders, which is expected to be filed not later than 120 days after the close of the fiscal year ended December 31, 2025.

Item 11. Executive Compensation
The information required by Item 11 of Part III of this Annual Report on Form 10-K is incorporated herein by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with the registrant’s annual meeting of stockholders, which is expected to be filed not later than 120 days after the close of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Part III of this Annual Report on Form 10-K is incorporated herein by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with the registrant’s annual meeting of stockholders, which is expected to be filed not later than 120 days after the close of the fiscal year ended December 31, 2025.

56

Item 13. Certain Relationships and Related Transactions, and Director Independence
Below, we describe transactions since January 1, 2023 in which the amounts involved exceeded or will exceed the lesser of (i) $120,000 and (ii) 1% of the average total assets of the Company at year end for the last two completed fiscal years, between the Company and any of our directors, executive officers, or beneficial holders of more than 5% of Deep Isolation’s pre-Merger capital stock. Other than as described below, there have not been transactions to which we have been a party other than compensation arrangements. The following description is historical and has not been adjusted to give effect to the Merger. For more information, refer to Note 10. Related Party Transactions in the Notes to the Consolidated Financial Statements.

Related Party Transactions with NAC International

As described elsewhere in this Annual Report on Form 10-K, NAC International held greater than 5% of Deep Isolation’s pre-Merger capital stock and Mr. Cole, the President and Chief Executive Officer of NAC International, was a member of Deep Isolation’s board of directors beginning in January of 2022. Mr. Cole served as a director on Deep Isolation Nuclear’s Board following the Merger and Private Placement and until November 2025.

NAC Cooperation Agreement

Deep Isolation is a party to that certain Cooperation and Licensing Agreement, dated as of June 17, 2020, with NAC International, pursuant to which the Company and NAC International collaborate on a mutually exclusive basis, subject to certain exceptions, for the development and commercialization of the Company’s UCS canisters for an initial term ending on the 25th anniversary of the effective date of the agreement. There were no payments made to NAC International under the NAC Cooperation Agreement during of the fiscal year ended December 31, 2024. On July 29, 2025, the Company and NAC International executed an amendment to the NAC Cooperation Agreement to also designate NAC International as our exclusive provider for the design, analysis, licensing approval and supply of UCS canisters and associated equipment for above-ground storage. For further information regarding the terms of the NAC Cooperation Agreement, refer to the description of such agreement provided in Item 1, “Business—Deep Isolation’s Solution—Manufacturing.” See also Item 1A, “Risk Factors— Our commercialization strategy relies heavily on our relationship with NAC International and other strategic investors and partners, who may have interests that diverge from ours and who may not be easily replaced if our relationships terminate.”

ARPA-E Subaward Agreement

Deep Isolation and NAC International are parties to that certain Subaward of Advanced Research Projects Agency-Energy Award No. DE-AR0001621, effective July 14, 2022 (the “ARPA-E Subaward Agreement”). Pursuant to the terms of the ARPA-E Subaward Agreement, the Company, as the Prime Recipient of the award, and NAC International, as the Sub-recipient, contracted to collaborate on a joint project for the development of advanced nuclear reactors and establishment of a universal canister design and waste form acceptance criteria for the disposal of advanced reactor waste streams. The maximum amount of funding available under the award is $836,781.00, subject to adjustment for actual costs incurred in connection with the project, with $807,304 of such maximum funding amount spent through years ended December 31, 2024.

Collaboration Agreement

On November 28, 2022, Deep Isolation entered into that certain Collaboration Agreement, effective November 24, 2022, by and among Deep Isolation EMEA Limited, Deep Isolation, Inc., the University of Sheffield and NAC International Inc. The agreement provides for collaboration among the parties on a research project for the development of a high-tech borehole canister for innovative disposal of nuclear waste under the Energy Entrepreneurs Fund administered by the UK’s Department for Business, Energy and Industrial Strategy. The agreement expired by its terms on November 23, 2024. Total eligible costs of the project were approximately £804,444 (approximately $1,027,387), and the maximum grant amount was approximately £594,390 (approximately $759,119), with NAC International receiving the benefit of approximately £21,860 (approximately $27,918) of the grant amount.

Related Party Transactions with DBDC

Administrative Support Services Agreement

Deep Isolation is a member of the DBDC, a non-profit organization founded to advance DBD through demonstration of the technology and continued development of the supporting safety case. Deep Isolation is also a Program Sponsor and Project
57

Sponsor. The Chair of Deep Isolation’s board, Ms. Muller, serves on the board of the DBDC, and Messrs. Baltzer and Parker, Deep Isolation’s President and Chief Executive Officer and Chief Commercialization Officer, serve as the DBDC’s Treasurer and Secretary, respectively. Additionally, Deep Isolation is a party to that certain Administrative Support Services Agreement, effective November 1, 2022, with the DBDC, pursuant to which the DBDC makes payments to Deep Isolation for the services rendered to the DBDC by the Secretary and Treasurer and for various other administrative and support services. The approximate value of payments received by Deep Isolation from the DBDC pursuant to the agreement during the fiscal year ended December 31, 2025 is $42,000.

Related Party Transactions with Deep Fission

Elizabeth Muller, our co-founder, the Chair of our board of directors and a greater than 5% stockholder, is the co-founder, CEO and a director of Deep Fission, a nuclear energy company and a customer of Deep Isolation. Richard Muller, our co-founder, a former member of our board of directors and a greater than 5% stockholder, also serves as the Chief Technology Officer of Deep Fission. On November 7, 2025, our directors Jonathan Angell and Leslie Goldman Tepper were appointed to serve as directors on Deep Fission’s board of directors. Deep Isolation has, since January 1, 2023, contracted with Deep Fission to provide Deep Fission with de minimis consulting and administrative support services. We anticipate that we will provide additional services to and continue our business relationship with Deep Fission in the future, and that the value of such services and relationship will exceed $120,000 or 1% of the average total assets of the Company at year end for the last two completed fiscal years.

Director Independence

The information required by Item 13 of Part III of this Annual Report on Form 10-K pursuant to Item 407(a) of
Regulation S-K is incorporated herein by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with the registrant’s annual meeting of stockholders, which is expected to be filed not later than 120 days after the close of the fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
The information required by Item 14 of Part III of this Annual Report on Form 10 incorporated herein by reference from the registrant’s definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, in connection with the registrant’s annual meeting of stockholders, which is expected to be filed not later than 120 days after the close of the fiscal year ended December 31, 2025.
58

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Annual Report on Form 10-K:
(i)Financial Statements: The following Financial Statements and Supplementary Data of Deep Isolation Nuclear, Inc. and the Report of Independent Registered Public Accounting Firm included in Part II, Item 8:
(1)Audited Consolidated Balance Sheets at December 31, 2025 and 2024;
(2)Audited Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024;
(3)Audited Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024;
(4)Audited Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and
(5)Notes to Audited Consolidated Financial Statements.
(b)Exhibits

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization among the Company, Acquisition Sub. and Deep Isolation, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).

3.1
Certificate of Merger relating to the merger of Acquisition Sub. with and into Deep Isolation, Inc., filed with the Secretary of State of the State of Delaware on July 23, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).

3.2
Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 23, 2025 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).
4.1	Form of Placement Agent A Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).
4.2	Form of Placement Agent B Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).
4.3(a)	Description of Securities.
10.1+#
Employment Agreement, dated as of November 19, 2025, by and between Deep Isolation Nuclear, Inc. and Rod Baltzer (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on February 17, 2026).

10.2+#
Employment Agreement, dated as of November 19, 2025, by and between Deep Isolation Nuclear, Inc. and Jesse Sloane (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on February 17, 2026).

10.3+#
Employment Agreement, dated as of November 19, 2025, by and between Deep Isolation EMEA and Chris Parker (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on February 17, 2026).

10.4+#
Employment Agreement, dated as of February 3, 2026, by and between Deep Isolation Nuclear, Inc. and Paula Whitten-Doolin (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on February 17, 2026).

10.5+#
Employment Agreement, dated as of February 17, 2026, by and between Deep Isolation Nuclear, Inc. and Joseph Nelson (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on February 17, 2026).

10.6+	Sales Commission Plan of the Company, effective February 1, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).
59

10.7#
Cooperation Agreement, dated as of June 17, 2020, by and between NAC International, Inc. and the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).

10.8	Form of Pre-Merger Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).
10.9	Form of Post-Merger Indemnification Agreement (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).
10.10
Subscription Agreement, dated July 23, 2025, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).

10.11
Form of Registration Rights Agreement, by and between the Company and the parties thereto (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).

10.12+	2025 EIP and form of award agreements (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).
10.13#
Amendment to Cooperation Agreement, dated as of July 29, 2025, by and between NAC International, Inc. and the Company (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-1 filed with the SEC on September 29, 2025).

10.14#
Master Services Agreement, dated as of January 28, 2026, by and between Halliburton Energy Services, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 3, 2026).

16.1
Letter from Grassi & Co., CPAs, P.C. as to the change in certifying accountant, dated July 28, 2025 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).

19.1(a)	Insider Trading Policy
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K filed with the SEC on July 28, 2025).
24.1(a)	Power of Attorney.
31.1(a)	Sarbanes-Oxley Section 302 certification of Principal Executive Officer and Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Principal Executive Officer and Principal Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(a)    Filed herewith.
(b)    Furnished herewith.
+     Indicates a management contract or any compensatory plan, contract or arrangement.
#    Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The registrant has furnished supplementally copies of the omitted portions of this exhibit to the SEC upon its request.

Item 16. Form 10-K Summary
None.
60

SIGNATURES
Pursuant to the requirements of the Securities Act, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Berkley, State of California, on this 30th day of March, 2026.

Deep Isolation Nuclear, Inc.

By:	/s/ Rodney Baltzer
Name:	Rodney Baltzer
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Act, this Annual Report has been signed by the following persons in the capacities indicated on the date indicated:

	Signature	Title	Date

	/s/ Rodney Baltzer	Director, President and Chief Executive Officer	March 30, 2026
	Rodney Baltzer	(principal executive, financial and accounting officer)

	*	Director	March 30, 2026
Elizabeth Muller

	*	Director	March 30, 2026
Jonathon Angell

	*	Director	March 30, 2026
Leslie Goldman Tepper

	*	Director	March 30, 2026
Christa Steele

	*	Director	March 30, 2026
Renee Hornbaker

	*	Director	March 30, 2026
Ralph Hunter

*By:	/s/ Rodney Baltzer		March 30, 2026
Rodney Baltzer
Attorney-in-fact
61