Form 10-Q
period 2026-03-31
Deep Isolation Nuclear, Inc.
filed 2026-05-15
CIK 1918080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-56406
_______________________________________________________________________
Deep Isolation Nuclear, Inc.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware	87-4225965
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Addison Street. Suite 300 Berkeley, California	94704
(Address of principal executive offices)	(Zip code)
(509) 943-5222
(Registrant’s telephone number, including area code)
_______________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 12, 2026, there were outstanding 57,647,613 shares of common stock, $0.0001 par value per share, of the registrant.

DEEP ISOLATION NUCLEAR, INC. AND SUBSIDIARIES
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Deep Isolation Nuclear, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash	$22,226	$27,434
Accounts receivable, net of allowance for credit losses of $120 thousand and $118 thousand, respectively	593	439
Contract assets	614	275
Other current assets	622	672
Total current assets	24,055	28,820
Property, plant and equipment, net	142	128
Intangible assets, net	53	73
Finance lease right-of-use assets	10	11
Operating lease right-of-use assets	240	269
Goodwill	182	182
Other non-current assets	86	140
Total assets	$24,768	$29,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,239	$1,113
Accrued payroll	329	774
Contract liabilities	75	150
Finance lease liabilities, current	3	3
Operating lease liabilities, current	129	125
Other current liabilities	513	101
Total current liabilities	2,288	2,266
Finance lease liabilities, net of current portion	8	9
Operating lease liabilities, net of current portion	118	152
Total liabilities	2,414	2,427
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 57,647,613 and 57,542,113 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	59,982	59,456
Accumulated deficit	(37,919)	(32,503)
Accumulated other comprehensive income	285	237
Total stockholders’ equity	22,354	27,196
Total liabilities and stockholders’ equity	$24,768	$29,623
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deep Isolation Nuclear, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025

Revenue	$1,447	$1,520
Cost of services (exclusive of depreciation shown separately below)	(681)	(662)
Gross profit	766	858

Operating expenses:
Depreciation and amortization expense	25	29
Research and development expense	3,489	-
Selling, general and administrative expenses	2,840	993
Total operating expenses	6,354	1,022

Loss from operations	(5,588)	(164)

Other income (expense)	172	(1)
Net loss before income taxes	(5,416)	(165)

Provision for income taxes	-	1
Net loss	$(5,416)	$(166)

Other comprehensive loss:
Foreign currency translation adjustments	48	(49)
Total other comprehensive income (loss)	48	(49)
Other comprehensive loss	$(5,368)	$(215)

Net loss per common share – basic and diluted	$(0.09)	$-
Weighted average common shares outstanding - basic and diluted	57,628,502	40,736,035
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deep Isolation Nuclear, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (in thousands, except share and per share data)

	Common Stock		Preferred Stock Series A		Preferred Stock Series A Prime		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2025	773,941	$-	655,351	$-	115,057	$-	$29,962	$(27,167)	$122	$2,917
Retroactive application of Merger	39,127,838	4	(655,351)	-	(115,057)	-	(4)	-	-	-
Adjusted Balance beginning of quarter	39,901,779	$4	-	$-	-	$-	$29,958	$(27,167)	$122	$2,917
Exercise of stock options	1,330,620	-	-	-	-	-	70	-	-	70
Stock based compensation	-	-	-	-	-	-	25	-	-	25
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	(49)	(49)
Net loss	-	-	-	-	-	-	-	(166)	-	(166)

Balance, March 31, 2025	41,232,399	$4	-	$-	-	-	$30,053	$(27,333)	$73	$2,796

Balance, January 1, 2026	57,542,113	$6	-	$-	-	$-	$59,456	$(32,503)	$237	$27,196
Exercise of stock options and distribution of restricted stock units	105,500	-	-	-	-	-	4	-	-	4
Stock based compensation	-	-	-	-	-	-	522	-	-	522
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	48	48
Net loss	-	-	-	-	-	-	-	(5,416)	-	(5,416)

Balance, March 31, 2026	57,647,613	$6	-	$-	-	$-	$59,982	$(37,919)	$285	$22,354
*Shares of the Company’s common stock prior to the Merger (refer to Note 1) have been retrospectively recast to reflect the change in the capital structure.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deep Isolation Nuclear, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(5,416)	$(166)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	25	29
Interest expense	1	-
Stock based compensation	522	25
Changes in operating assets and liabilities:
Accounts receivable	(156)	174
Allowance for credit losses	2	8
Contract assets	(339)	10
Other current assets	50	17
Other non current assets	54	-
Account payable	126	55
Contract liabilities	(75)	-
Accrued expenses	(445)	(110)
Other current liabilities	407	(31)
Operating lease right-of-use assets and lease liabilities	2	1
Net cash (used in) provided by operating activities	(5,242)	12

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(17)	(31)
Net cash used in investing activities	(17)	(31)

Cash Flows from Financing Activities:
Payment of finance lease liability	(1)	(1)
Proceeds from exercise of stock options	4	70
Net cash provided by financing activities	3	69

Net change in cash and cash equivalents	(5,256)	50
Effect of exchange rate on cash and cash equivalents	48	(50)

Cash and cash equivalents:
Beginning of period	27,434	2,149
End of period	$22,226	$2,149

Supplemental schedule of non-cash investing and financing activities:

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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
We determined that Deep Isolation was the accounting acquirer in the Merger based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) 805, Business Combinations. Accordingly, for accounting purposes, the Merger was treated as a “reverse acquisition” or the equivalent of Deep Isolation issuing stock for the net assets of Aspen, accompanied by a recapitalization. No goodwill or other intangible assets were recorded as a result of the Merger. Refer to Note 3 Reverse Merger for further details.
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
The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of interim periods and may not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information as of March 31, 2026, and for the three months ended March 31, 2026, is unaudited, whereas the consolidated balance sheet as of December 31, 2025, is derived from the Company’s audited consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the audited financial statements for the year ended December 31, 2025, as provided in the Form 10-K filed with the SEC on March 30, 2026. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year.
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
Research and Development Expenses
Research and development expenses include expenses associated with the Company’s non-radioactive, full-scale, at-depth demonstration initiative and development of a generic safety case as well as legal fees and registration fees related to the Company’s pursuit and filing of patents. The Company incurred research and development expenses of $3.5 million for the three months ended March 31, 2026 and none for the three months ended March 31, 2025.

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
As of March 31, 2026 and December 31, 2025, the fair value of the Company’s financial instruments approximated their carrying values. The carrying amount of certain financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.
Long-Term Assets
As of March 31, 2026 and December 31, 2025, the Company had $86 thousand and $140 thousand, respectively, recorded in long-term assets related to a prepaid directors’ and officers’ liability insurance tail policy purchased in connection with a Merger, which provides extended coverage for certain pre-merger acts of former directors and officers. The cost is amortized over the coverage period.
Property, Plant and Equipment and Depreciation
We state property and equipment at acquisition cost less accumulated depreciation. Depreciation of property and equipment is computed utilizing the straight-line method over the estimated useful lives of the assets. Furniture and fixtures are depreciated over useful lives of 5 years. Office and computer equipment is depreciated over useful lives of three to five years. Leasehold improvements are depreciated over the shorter of their estimated useful life or the remaining term of the associated lease.
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
Loss Per Common Share
We calculate basic loss per common share in accordance with ASC 260, “Earnings Per Share,” based on the weighted-average number of outstanding common shares during the fiscal period. Diluted loss per common share is based on the weighted-average number of outstanding common shares plus the weighted-average number of potential outstanding common shares. In periods where they are anti-dilutive, such amounts are excluded from the calculations of dilutive loss earnings per share. Loss per common share is computed separately for each period presented.
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
The Company’s annual impairment test date is December 31st. For the three months ended March 31, 2026, and the year ended December 31, 2025, the Company concluded that there was no impairment of goodwill.
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

Segments
ASC 280, “Segment Reporting” (“ASC 280”), establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure. The Company’s chief operating decision maker (“CODM”) has been identified as the Company’s Chief Executive Officer (“CEO”). For financial reporting purposes, management has determined that Deep Isolation US & Deep Isolation EMEA, together called as “Deep Isolation US & EMEA”, and Freestone each represent reportable operating segments in accordance with ASC 280. This determination is based on the fact that each subsidiary engages in business activities from which it earns revenues and incurs expenses, has discrete financial information available, and is regularly reviewed by the Company’s CODM to assess performance and allocate resources. The Company evaluates segment performance based on segment revenues and operating income. Intercompany transactions and balances are eliminated in consolidation. Refer to Note 15 Segments for further details.
Subsequent Events
The Company evaluates subsequent events and transactions in accordance with ASC 855-10, “Subsequent Events,” that occur after the balance sheet date up to the date that the financial statements are available to be issued. Refer to Note 17 Subsequent Events for further details.
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
Pursuant to the Merger, among other things, the following transactions occurred on the Acquisition Date:
(1)All issued and outstanding shares of Deep Isolation common stock and Deep Isolation Preferred Stock (defined below) as of immediately prior to the Effective Time, were converted at a conversion ratio of 25.837283 (the “Conversion Ratio”) for an aggregate of 44,247,429 shares of the Company’s common stock;
(2)Each issued and outstanding stock option to purchase Deep Isolation common stock converted into a stock option to purchase shares of the Company’s common stock, with an exercise price and number of shares of the Company’s common stock purchasable based on the Conversion Ratio and other terms contained in the Merger Agreement (the “Assumed Options”). On an as-converted basis, the Assumed Options constitute options to purchase an aggregate of 5,752,566 shares of the Company’s common stock;
(3)The Company approved and adopted the 2025 Equity Incentive Plan (the “2025 Plan”) and reserved 10,752,566 shares of the Company’s common stock for future issuance in connection therewith, comprised of (i) 5,752,566 shares of the Company’s common stock issuable upon the exercise of the Assumed Options and (ii) the remainder reserved for future issuances of incentive awards under the 2025 Plan; and
(4)The Company issued 83,333 shares of the Company’s common stock to an advisor in consideration for services rendered in connection with the Merger (the “Advisor Shares”).
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
Concurrently with the consummation of the Merger, the Company also issued and sold 11,012,387 shares of common stock pursuant to a private placement offering at a purchase price of $3.00 per share (the “Offering” or "Private Placement") for gross proceeds of $33.0 million and total offering costs of $4.2 million. In connection with the Offering, the Company also issued to (i) each of the placement agents, A Warrants to purchase an aggregate of 829,730 shares of Company common stock at an exercise price of $3.00 per share and (ii) certain of the placement agents, B Warrants to purchase an aggregate of 166,667 shares of Company common stock at an exercise price of $0.0001 per share. Refer to Note 7 for further details.
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
Disaggregation of Revenue
The Company’s business segments are organized based on the nature and economic characteristics of our services, ensuring meaningful disaggregation of each segment’s operational results. The following tables provide a detailed breakdown of our revenue:
Revenue by Contract Type (in thousands)

	Three Months Ended March 31,
	2026	2025
Grant revenue	$572	$959
Remediation, administrative and consulting services and other revenue	875	561
Total revenue by contract type	$1,447	$1,520
Contract Balances
The timing of revenue recognition and billings results in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent advance payments from customers in advance of the completion of our performance obligations.
The following table represents changes in our contract assets. Our contract assets as of March 31, 2026 relate to various customers for nuclear waste disposal services which are expected to be completed in 2026.

Contract Assets (in thousands)	Amount
Balance as of January 1, 2026	$275
Add: Revenue recognized but not yet billed	2,408
Less: Billed and transferred to receivables	(2,069)
Balance as of March 31, 2026	$614
Revenue recognized in each period relates to performance obligations satisfied within the respective period. The Company has $75 thousand contract liabilities as of March 31, 2026 and $150 thousand as of December 31, 2025.

Allowance for Credit Losses
An allowance of $120 thousand and $118 thousand has been recorded as of March 31, 2026 and December 31, 2025, respectively.

Amount (in thousands)
Balance, January 1, 2026	$118
Add: Additions	2
Less: Write-offs and Recoveries	-
Balance, March 31, 2026	$120
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following at (in thousands):

	March 31, 2026	December 31, 2025
Furniture and fixtures	$36	$36
Office and computer equipment	207	201
Software	78	67
Automobiles	270	270
Leasehold improvements	19	19
Property, plant and equipment	610	593

Less: accumulated depreciation	(468)	(465)

Property, plant and equipment, net	$142	$128
For the three months ended March 31, 2026, additions by the Company to property, plant and equipment totaled $17 thousand. Depreciation expense recognized during the three months ended March 31, 2026 and 2025 was $3 thousand and $9 thousand, respectively, which are included in depreciation and amortization expense on the condensed consolidated statements of operations.
Note 6. Intangible Assets
Intangible assets consist of the following at (in thousands):

	March 31, 2026	December 31, 2025
Tradename	$200	$200
Customer relationships	200	200
Less: accumulated amortization	(347)	(327)
Intangible assets, net	$53	$73

Useful life (years)	5	5
For the three months ended March 31, 2026 and 2025, amortization expense of $10 thousand was recognized for Tradename and amortization expense of $10 thousand was recognized for Customer Relationships for each period. The weighted average remaining amortization period for intangible assets is approximately 0.5 years and 0.9 years as of

March 31, 2026 and December 31, 2025, respectively. The following table summarizes the expected future amortization for our definite-lived intangible assets (in thousands):

Amount
Nine months ending December 31, 2026	$53
Note 7. Stockholders’ Equity
Common stock
As discussed in Note 3, in connection with the Merger consummation, the Company filed its amended and restated certificate of incorporation, which authorized the issuance of up to 300,000,000 shares of common stock with a par value of $0.0001 per share. Pursuant to the Offering, the Company issued and sold 11,012,387 shares of common stock at a purchase price of $3.00 per share for gross proceeds of $33 million and total offering costs of $4.2 million.
As of March 31, 2026 and December 31, 2025, the Company had 300,000,000 shares of common stock authorized and 57,647,613 and 57,542,113 shares issued and outstanding, respectively. As of March 31, 2026 and December 31, 2025, there were 242,352,387 and 242,457,887 shares available for issuance, respectively.
Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the priority rights of holders of preferred stock outstanding. Holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.
Preferred stock
As discussed in Note 3, in connection with the Merger consummation, the Company filed its amended and restated certificate of incorporation, which authorized the issuance of up to 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, no shares of preferred stock are issued or outstanding.
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
The Warrants qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of stockholders’ equity on the condensed consolidated balance sheets at their issuance date fair value without subsequent fair value re-measurement. The weighted average exercise price of the warrants is $2.50 and the expected term is 5.0 years.

As of March 31, 2026 and December 31, 2025, none of the Warrants have been exercised and all 996,397 Warrants remain outstanding.
Note 8. Leases
We entered into various arrangements (or leases) that convey the rights to use and control identified underlying assets for a period of time in exchange for consideration.
We lease various offices and equipment. From time to time, we may also enter into an arrangement in which the right to use and control an identified underlying asset is embedded in another type of contract.
The components of lease cost for the Company’s leases are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating Leases:
Lease cost	$36	40

Finance Leases:
Amortization of ROU assets	1	1
Interest on lease liability	-	-

Total lease cost	$37	41
Supplemental information related to the Company’s leases are as follows:

	March 31, 2026	December 31, 2025
Operating lease
Weighted-average remaining lease term (in years)	1.8	2.1
Weighted-average discount rate	8.5%	8.5%
Finance lease
Weighted-average remaining lease term (in years)	3.3	3.6
Weighted-average discount rate	9.0%	9.0%
The remaining future minimum lease payments under the Company’s leases are as follows (in thousands):

	Operating Leases	Finance Leases
Nine months ending December 31, 2026	$108	$3
Year ending December 31,
2027	147	4
2028	12	4
2029	-	3
2030	-	-
Total future minimum lease obligations	$267	$14
Less: imputed interest on lease obligations	(20)	(3)
Net present value of lease obligations	$247	$11
Net present value of lease obligations – current portion	129	3
Net present value of lease obligations – non-current portion	$118	$8

Supplemental cash flow and other information related to our leases were as follows (in thousands):

	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$36	$40
Operating cash flow from finance leases	$-	$-
Financing cash flow from finance leases	$1	$1
ROU assets obtained in exchange for lease obligations for:
Operating liabilities	$-	$-
Finance liabilities	$-	$-
Note 9. Accrued Expenses
Accrued expenses are composed of Accrued payroll and Other current liabilities on the condensed consolidated balance sheets and include the following as of include the following as of (in thousands):

	March 31, 2026	December 31, 2025

Salaries and employee benefits	$329	$774

Other current liabilities:
Accrued legal fees	440	20
Accrued board of directors fees	17	-
Accrued franchise taxes	-	49
Accrued subcontractor cost	43	22
Other accrued expenses	13	10
Total other current liabilities	513	101
Totals	$842	$875
Note 10. Related Party Transactions
Deep Borehole Demonstration Center. Deep Isolation is a member of the Deep Borehole Demonstration Center (“DBDC”). The DBDC is a 501(c)(3) organization that is seeking to obtain multinational membership and funding to demonstrate borehole disposal technology. Deep Isolation employees fill the positions of Chair of the board, Secretary and Treasurer for the DBDC. The DBDC has external members and independent directors, but was started by Deep Isolation and Deep Isolation continues to be involved in the organization. This includes an Administrative Services Agreement that allows Deep Isolation to charge the DBDC for the time the Secretary and Treasurer spend on DBDC business. The amount payable to Deep Isolation from the DBDC was $119 thousand and $117 thousand as of March 31, 2026 and December 31, 2025, respectively, which are fully reserved as of the respective period-ends.
NAC International, Inc. NAC International, Inc. (“NAC”) is a stockholder of the Company and its CEO previously served as a director on the Company Board. NAC also provides services to Deep Isolation for revenue generating contracts and has rights to manufacture canisters for Deep Isolation. As of March 31, 2026 and December 31, 2025, Deep Isolation had an outstanding payable to NAC of $290 thousand and $60 thousand, respectively.
Deep Fission, Inc. Deep Fission, Inc. (“DFI”), a company co-founded by Deep Isolation’s co-founders and Board Chair, is a related party. In the three months ended March 31, 2026 and 2025, Deep Isolation did not provide services to DFI. As of March 31, 2026, Deep Isolation did not have an outstanding receivable from DFI.

Below is a summary of related party activities for the three months ended March 31, 2026 and 2025 (in thousands):

Related Party	Balance Sheet Account	As of January 1, 2026	Expenses Incurred (COS)	Revenue	Cash Received / Paid	As of March 31, 2026

DBDC	Accounts Receivable	$117	$-	$3	$(1)	$119
NAC	Accounts Payable	60	346	-	(116)	290

Related Party	Balance Sheet Account	As of January 1, 2025	Expenses Incurred (COS)	Revenue	Cash Received / Paid	As of March 31, 2025

DBDC	Accounts Receivable	$128	$-	$8	$-	$136
NAC	Accounts Payable	51	23	-	(61)	13
Note 11. Income Tax
For the three months ended March 31, 2026 and 2025, the Company recorded none and $1 thousand of income tax expense, respectively.
The effective tax rate for three months ended March 31, 2026 and March 31, 2025 was (0.02)% and (0.43)%, respectively. The effective tax rate differs from the U.S. Federal statutory rate primarily due to recording a valuation allowance against the deferred tax assets in the U.S and foreign jurisdictions along with permanent differences including changing fair value of derivative warrant liabilities and stock compensation.

The Company continues to evaluate the realizability of its deferred tax assets and has maintained a valuation allowance on its deferred tax assets as of March 31, 2026.

Note 12. Employee Benefits – 401(k) Plan
The Company sponsors a defined contribution 401(k) Plan with Company contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 4% of compensation. The expense for the 401(k) Plan were $19 thousand and $16 thousand for the three months ended March 31, 2026 and 2025, respectively, which are included in selling, general and administrative expenses on the condensed consolidated statements of operation.
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
The term of each stock option granted under the 2025 Plan shall be fixed by the Board, or the Board may delegate administration of the Plan to the Board’s Compensation Committee (the “Plan Administrator”). For most grants governed by the 2025 Plan, 25% of the options granted vest after one year of service and then on a monthly basis over three years of service thereafter. Most grants under the 2025 Plan have been for a term of ten years for continued service. Options are granted in varying amounts and frequency to the Company’s directors, advisors and employees at the discretion of the

Board. No stock options will be exercisable more than ten years after the grant date, or, in the case of an ISO granted to a 10% stockholder, more than five years after the grant date. The exercise price of any ISO granted under the Plans to an individual who is not a 10% stockholder at the time of the grant shall not be less than the fair market value of the shares at the time of the grant. The exercise price of any ISO granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of the grant. The exercise price of any NSOs granted under the Plans shall not be less than the fair market value of the shares at the time of the grant. The number of shares reserved for issuance under the 2025 Plan will increase automatically at the beginning of each fiscal year in an amount by 4% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year. On January 1, 2026, the number of shares reserved for issuance under the 2025 Plan increased by 2,301,685 shares. As of March 31, 2026, the Company has reserved 13,054,251 shares of the Company’s common stock (the “Share Reserve”) for future issuance under all option arrangements and had 6,041,946 shares available for issuance.
The total compensation expense recognized for common share options during the three months ended March 31, 2026 and 2025, were $522 thousand and $25 thousand, respectively. Stock-based compensation is recognized in cost of services and selling, general and administrative expense.
The summary of the Company’s Plans as of March 31, 2026, and changes during the period then ended are presented as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	6,243,260	$0.37
Granted	113,000	3.00
Exercised	(60,000)	0.07		$526
Forfeited	(12,500)	3.00
Expired	(5,394)	0.32
Outstanding, March 31, 2026	6,278,366	$0.42	6.00	$16,201
Exercisable, March 31, 2026	5,672,087	$0.14	5.61	$16,201
The weighted average grant date fair value of options granted during the three months ended March 31, 2026 was $1.07 per share based on the following assumptions used in the Black-Scholes option pricing model:

March 31, 2026

Expected volatility	29.9% to 31.9%
Expected dividend yield	-%
Expected term (in years)	5.0 to 6.0
Risk-free interest rate	4.0% to 4.1%
The fair value of options granted for the three months ended March 31, 2026 was $120 thousand. During the three months ended March 31, 2026, the remaining unrecognized stock option compensation expense for the outstanding awards under the 2018 Plan was recognized as of immediately prior to the Effective Time. Cash received from the exercise of stock options totaled $4 thousand for the three months ended March 31, 2026. The Company estimates fair value of stock options using the Black-Scholes valuation model.
Performance Options
During the year ended December 31, 2025, the Company issued 12,500 performance options to the CEO which vest upon the satisfaction of certain performance conditions as of March 31, 2026. As of March 31, 2026, no performance options were vested and 12,500 were forfeited. No compensation expense was recorded for performance options for the three months ended March 31, 2026.

Restricted Stock Units
The summary of the Company’s RSU activity for the three months ended March 31, 2026 are presented as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs, December 31, 2025	366,257	$3.00
Granted	293,833	3.00
Vested/Issued	(54,424)	3.00
Forfeited, cancelled, or expired	-	3.00
Unvested RSUs, March 31, 2026	605,666	$3.00

Performance Stock Units
During the year ended December 31, 2025, the Company issued 37,500 performance stock units to the CEO which vest upon the satisfaction of certain performance conditions as of March 31, 2026. As of March 31, 2026, no performance stock units were vested and 37,500 were forfeited. No compensation expense was recorded for performance stock units for the three months ended March 31, 2026.
Note 14. Loss Per Common Share
The Company computes basic and diluted earnings per share by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the three months ended March 31, 2026 and 2025, basic and dilutive net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of common stock equivalents in the calculation of diluted net loss per common share would have been anti-dilutive.
The calculation of basic and diluted net loss per share for the three months ended March 31, 2026 includes 996,397 of the Warrants that remain outstanding as of March 31, 2026.
The following table reconciles the loss and average share amounts used to compute both basic and diluted loss per share (amounts in thousands, except for share and per share data):

	Three Months Ended March 31,
	2026	2025
Loss per common share - basic and diluted
Net loss available to common stockholders - basic and diluted	$(5,416)	$(166)
Weighted average shares outstanding - basic and diluted	57,628,502	40,736,035
Basic and diluted loss per common share	$(0.09)	$-
In accordance with the contingently issuable shares guidance of ASC 260, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of March 31, 2025:

	2026	2025
Stock options (Treasury stock method)	6,278,366	7,978,682
Warrants	996,397	-
Total	7,274,763	7,978,682

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
The Company’s income statements by segment, significant segment expenses, and segment assets are presented below (in thousands):

	Three Months Ended March 31, 2026
	Deep Isolation US & EMEA	Freestone	Total
Revenues	$564	$883	$1,447
Cost of services	369	312	681
Depreciation and amortization expense	10	15	25
Research and development expense	3,489	-	3,489
Selling, General and Administrative expenses	2,469	371	2,840
Operating (loss) income	(5,773)	185	(5,588)
Other income/(expense), net	170	2	172
Segment (loss) income before income tax	(5,603)	187	(5,416)
Income tax (benefit) expense	-	-	-
Segment (loss) income	$(5,603)	$187	$(5,416)

	Three Months Ended March 31, 2025
	Deep Isolation US & EMEA	Freestone	Total
Revenues	$684	$836	$1,520
Cost of services	358	304	662
Depreciation and amortization expense	-	29	29
Research and development expense	-	-	-
Selling, general and administrative expenses	602	391	993
Operating (loss) Income	$(276)	$112	$(164)
Other income/(expense), net	(2)	1	(1)
Segment (loss) income before income tax	$(278)	$113	$(165)
Income tax (benefit) expense	1	-	1
Segment (loss) income	$(279)	$113	$(166)

	As of March 31, 2026
	Deep Isolation US & EMEA	Freestone	Total
Cash and cash equivalents	$20,804	$1422	$22,226
Accounts receivable, net	209	384	593
Contract assets	259	355	614
Other current assets	578	44	622
Property, plant and equipment, net	78	64	142
Intangible assets, net	-	53	53
Finance lease right-of-use assets	-	10	10
Operating lease right-of-use assets	-	240	240
Goodwill	-	182	182

	As of December 31, 2025
	Deep Isolation US & EMEA	Freestone	Total
Cash and cash equivalents	$25,926	$1,508	$27,434
Accounts receivable, net	140	299	439
Contract assets	44	231	275
Other current assets	641	31	672
Property, plant and equipment, net	66	62	128
Intangible assets, net	-	73	73
Finance lease right-of-use assets	-	11	11
Operating lease right-of-use assets	-	269	269
Other non-current assets	140	-	140
Goodwill	-	182	182
Geographical Information
The Company is domiciled in the United States, but also has operations in EMEA (UK). The following table summarizes net sales by geographic area (in thousands).

	Three Months Ended March 31,
	2026	2025
U.S.	$1,447	$1,466
EMEA	-	54
Total	$1,447	$1,520

The following table summarizes long-lived assets by geographic area (in thousands):

	As of March 31, 2026	As of December 31, 2025
U.S.	$445	$481
EMEA	-	-
Total	$445	$481
Major Customers
During the three months ended March 31, 2026 and 2025, four customers accounted for approximately 83% and 72% of the Company’s revenue, respectively (in thousands):

	2026		2025
	$	%	$	%
Revenue earned from the U.S. Department of Energy	$235	16%	$322	21%
Revenue earned from the CPCCO	424	29%	414	27%
Revenue earned from Oklo	197	14%	145	10%
Revenue earned from the H2C (formerly WRPS)	345	24%	212	14%
Total revenues from major customers	$1,201	83%	$1,093	72%

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
Note 17. Subsequent Events
Management has evaluated subsequent events through May 15, 2026, the date the financial statements were available to be issued. Based on this evaluation, other than disclosed below, there were no additional material events identified which require adjustment or disclosure in these financial statements.
On May 7, 2026, the Company's registration statement on Form S-1 (File No. 333-289689) became effective enabling the shares of common stock including (i) the shares issued in the Merger and the Private Placement, (ii) shares issuable upon exercise of the placement agent warrants issued in connection with the Private Placement, (iii) shares held by the stockholders of our predecessor, Aspen-1 Acquisition Inc., prior to the Merger, and (iv) shares issued to our advisor, to be freely tradable pursuant to the prospectus contained herein. However, there is currently no trading market for our common stock, active or otherwise..

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements for the years ended December 31, 2025, and 2024 as well as the unaudited interim condensed financial statements for the three months ended March 31, 2026 and 2025 and the related notes thereto, included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report that are not purely historical are forward-looking statements involving risks and uncertainties. Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions not relating solely to historical matters or actual results. Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. You should review Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026 and Part II, Item 1A of this report for a discussion of some of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements and could otherwise affect our intended plans of operations.

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
To date and for the foreseeable future, we will pursue grants, contracts, and awards from the U.S. federal government and certain foreign governments and NGOs to support research and development efforts geared toward studying and demonstrating the feasibility of our technologies and the use of deep borehole disposal (“DBD") generally. We have also entered into strategic appraisal and operational planning contracts with customers; however, we have not yet entered into a binding implementation agreement with any customer to temporarily store or permanently dispose of nuclear waste through the implementation of our solutions, and there is no guarantee that we will be able to do so in the future.

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

Our leadership team has extensive direct experience with nuclear solutions and engineering, government and community engagement and global strategy development. Our advisory board includes preeminent experts and a Nobel laureate in nuclear science, technology and policy, as well as business leaders and entrepreneurs. We believe that the depth of our expertise and our technology solutions uniquely position us to become the market leader in the nuclear waste storage and disposal industry.
Products and Services
The Company currently offers the following products and services, in addition to the services offered by Freestone: (i) strategic appraisal, which involves analysis of the costs and benefits of our DBD solution as compared with other disposal solutions; and (ii) operational planning, which involves the completion of a comprehensive feasibility assessment, including the preparation of a generic design for our deep borehole repositories, an IAEA-compliant economic and strategic business case and a Generic Safety Case, a commercial model for implementation and a roadmap for all work needed to commission and implement our solutions. The Company also offers implementation services, which include the deployment of an IAEA-compliant disposal or storage system (depending on the customer’s needs) and consultancy services for siting, licensing, construction, hot and cold commissioning, operations, closure, post-closure monitoring and stakeholder engagement.
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
Next Steps
The Company also offers implementation services, which include the deployment of an IAEA-compliant disposal or storage system (depending on the customer’s needs) and consultancy services for siting, licensing, construction, hot and cold commissioning, operations, closure, post-closure monitoring and stakeholder engagement. To date, we have not yet entered into any implementation contracts with customers. While implementation contracts could be executed and related consultancy services could begin on a small scale prior to the completion of the non-radioactive, full-scale, at-depth demonstration in anticipation of the successful completion of such demonstration and related safety testing, demand for and commercial adoption of our DBD solution likely will not occur until such demonstration and testing is complete. We expect that a non-radioactive, full-scale, at-depth demonstration of our DBD solution, if successful, will spur demand for our implementation services in the coming years:
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

•Product Adoption — ultimately, our goal is to be the leading provider of permanent HLW and SNF disposal services globally. We believe that the broader client engagement expected to result from non-radioactive, full-scale, at-depth demonstrations of our DBD technologies will lead to additional strategic appraisal and operational planning contracts, which are in turn expected to result in implementation contracts.
However, we anticipate that we will continue to experience operating losses in 2026 and 2027 as we seek to implement our long-term strategic plan. Additionally, the adoption of our technologies in the United States will require Congressional action in the form of legislative changes, which we cannot guarantee will occur or, even if they do occur, be favorable to our objectives and business plan. As a result, we may not achieve the growth potential we expect or may grow more slowly than expected, and it is difficult to project the success of our business model and operations. See Part I Item 1, “Business—Government Regulations” of our Annual Report on Form 10-Kfor the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026 for further discussion of current regulatory limitations on our operations. Our ability to promote and facilitate the adoption of our technologies, as well as our future success and financial performance, is dependent upon numerous factors, including those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026 and Part II, Item 1A of this report.

RECENT DEVELOPMENTS

The Merger

As described in Note 3 to the Financial Statements, on the Closing Date, we completed the Merger, as a result of which Deep Isolation became our wholly owned subsidiary. It will continue its existing business operations.
At the Effective Time of the Merger, we issued 44,247,429 shares of our common stock to existing holders of Deep Isolation capital stock (including to holders of 2018 Plan options who elected to exercise their options before the Effective Time of the Merger). We also assumed the Assumed Options and reserved a total of 10,752,566 shares of our common stock under the 2025 Plan, of which 5,752,566 of such shares of our common stock are issuable upon the valid exercise of the Assumed Options, with the remainder available for future issuances of awards under the 2025 Plan. Aspen’s existing stockholders continued to hold an aggregate of 2,166,667 Retained Pre-Merger Shares, and on the Closing Date we also issued 83,333 Advisor Shares to Ali Kashani in consideration for services rendered in connection with the Merger.
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
Appointment of Directors and Officers

On January 21, 2026, the Board appointed Mr. Ralph L. Hunter as a Class C director, effective immediately.

Effective as of February 3, 2026, the Board appointed Paula Whitten-Doolin to serve as the General Counsel of the Company.

Effective as of February 24, 2026, the Board appointed Joseph Nelson to serve as the Chief Financial Officer of the Company.

Halliburton Agreement

On January 28, 2026, Deep Isolation US LLC, a wholly owned subsidiary of the Company, entered into a Master Services Agreement (the “MSA”) with Halliburton Energy Services, Inc. (“Halliburton”), pursuant to which Halliburton will provide certain services to the Company in connection with the construction of a full-scale-at-depth demonstration test well (the “Well”) located at Halliburton’s site in Cameron, Texas and will provide the Company with certain rights of access to and use of the Well. Such a demonstration (without nuclear waste) of the deployment of the Company’s Universal Canister System and deep borehole drilling solution is the next critical step in its commercialization strategy.

SCALEUP Ready program

On April 7, 2026, the Company announced that it was selected for the U.S. Department of Energy’s (“DOE”) Advanced Research Projects Agency–Energy (“ARPA-E”) SCALEUP Ready program to support the commercial deployment of the Company’s Universal Canister System for integrated nuclear waste management. The Company applied for an award of a grant in an amount of up to $20 million under the SCALEUP Ready program and was one of the two applicants selected for award negotiations. If we were successful in negotiating an award, we plan to use proceeds from the award under the SCALEUP Ready program to support our validation of the physical feasibility of our DBD technologies and to work alongside NAC and other industry partners to seek certification from the Nuclear Regulatory Commission to use the universal canister system to store and transport spent fuel from Westinghouse’s eVinci™ microreactor.

Accounting Considerations
The historical financial statements and related footnotes included herein include descriptions of Deep Isolation’s previously outstanding capital stock; however, in connection with the Merger, all shares of Deep Isolation’s capital stock, including all shares of Deep Isolation’s Preferred Stock, were converted into shares of our common stock. See Note 3. Reverse Merger and Note 7. Stockholders’ Equity in the Notes to the Unaudited Condensed Consolidated Financial Statements for detailed information regarding the Merger, the Private Placement and the related conversion of the shares of Deep Isolation’s capital stock.
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

Comparison of the Three Months Ended March 31, 2026 and 2025
The following table sets forth our summarized consolidated financial information for the periods indicated (in thousands):

	Three Months Ended March, 31
	2026	2025	$ Change	% Change
Revenue	$1,447	$1,520	$(73)	(5%)
Cost of services	(681)	(662)	(19)	3%
Gross profit	766	858	(92)	62%

Operating Expenses:
Selling, general and administrative expenses	2,840	993	1,847	186%
Research and development	3,489	-	3,489	NM
Depreciation and amortization expense	25	29	(4)	(14%)
Total operating expenses	6,354	1,022	5,332	522%

Loss from operations	(5,588)	(164)	(5,424)	3,307%

Other income, net	172	(1)	173	NM
Net loss before income taxes	(5,416)	(165)	(5,251)	3,182%

Provision for income taxes	-	1	(1)	-%
Net loss	$(5,416)	$(166)	$(5,250)	3,163%

Other comprehensive loss:
Foreign currency translation adjustments	48	(49)	97	(198)%
Total other comprehensive loss (income)	48	(49)	97	(198)%
Net loss and other comprehensive loss	$(5,368)	$(215)	$(5,153)	2,397%

NM= Not Meaningful

Revenue
Revenue decreased by approximately $73 thousand, or 5%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The decrease in revenue was primarily attributable to lower revenues at Deep Isolation following the completion of certain projects during 2025, offset by higher revenues at Freestone due to an increase in the number of active contracts.
Operating Expenses
Cost of services increased by approximately $19 thousand, or 3%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in cost of services was primarily attributable to an increase in subcontractor costs at Freestone.
Depreciation and amortization expense decreased by $14 thousand, or 48%, for the three months ended March 31, 2026 compared to the threes months ended March 31, 2025. The decrease in depreciation and amortization expense is primarily related to lower depreciation and amortization expense at Freestone due to a vehicle reaching the end of its depreciable life in 2025. Depreciation and amortization expense includes depreciation of property, plant and equipment and amortization of intangible assets.

Selling, General and Administrative expenses increased by approximately $1,847 thousand, or 186%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in selling, general and administrative expenses was primarily attributable to higher accounting, audit, legal and travel expenses along with addition of 4 new employees, including the Chief Financial Officer and General Counsel.
Research and development expense increased by approximately $3,489 thousand for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. The increase in research and development expense was attributed to the ordering of long-lead items and front-end engineering work related to the Company's non-radioactive, full-scale, at-depth demonstration of its DBD technologies.

Other Income, Net
Other income, net increased by approximately $173 thousand for three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to interest income received from the investment of the Merger proceeds.
Net Loss
Net loss increased by $5,251 thousand for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, due to the fluctuations described above under “Revenue,” “Operating Expenses,” and “Other Income (Expense), Net.”
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
As of March 31, 2026, our principal source of liquidity was our cash balance of $22.2 million. Since inception, we have generated significant operating losses, as reflected in our accumulated deficit of $37.9 million as of March 31, 2026, and have experienced negative cash flows from operations of $5.2 million for the three months ended March 31, 2026.

Net cash used in operating activities was $5.2 million for the three months ended March 31, 2026, primarily due to our net loss offset by changes in working capital. Net cash used in investing activities was $17 thousand. Net cash provided by financing was minimal.

We expect that our investments and operating expenses will be approximately $15.9 million over the next twelve months, comprised of approximately $7.7 million in research and development expenses related to the development of the non-radioactive, full-scale, at-depth demonstration program in Texas and approximately $8.2 million in operating costs. In the twelve months thereafter, we anticipate research and development expenses of approximately $7.3 million, along with a comparable level of operating costs.

We believe our existing cash will be sufficient to meet our operating, working capital and research and development needs for at least the next twelve months. However, our future capital requirements will depend on many factors, including the progress of our development activities and the timing and extent of expenditures to support our growth strategy. There can be no assurance that additional capital will be available on acceptable terms, or at all, if needed. See Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026 and Part II, Item 1A of this report.

As of March 31, 2026, our cash and cash equivalents were $22.2 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025	Change	Change %
Net cash (used in) provided by operating activities	$(5,242)	$12	$(5,254)	(43,783%)
Net cash used in investing activities	(17)	(31)	14	(45%)
Net cash provided by financing activities	3	69	(66)	(96%)
Net increase (decrease) in cash	(5,256)	50	(5,306)	(10,612%)
Effect of exchange rate on cash and cash equivalents	48	(50)	98	(196%)
Cash, beginning of period	27,434	2,149	25,285	1,177%
Cash, end of period	$22,226	$2,149	$20,077	934%

Operating Activities
Net cash used in operating activities increased by $5.3 million for the three months ended March 31, 2026 compared to the net cash generated in operating activities of $12 thousand for the three months ended March 31, 2025. The increase in cash used in operating activities was primarily attributable the increase in net loss driven by higher research and development expenses along with increased accounting, audit, legal and travel expenses associated with the reporting and other requirements associated with the Company becoming a public reporting company.
Investing Activities
Net cash used in investing activities increased by $14 thousand to $17 thousand for the three months ended March 31, 2026 compared to $31 thousand net cash used in investing activities for the three months ended March 31, 2025. Net cash used in investing activities during the three months ended March 31, 2026 was related to the purchase of a new server at Freestone.
Financing Activities
Net cash provided by financing activities decreased by $66 thousand to $4 thousand for the three months ended March 31, 2026 compared to the net cash provided by financing activities of $69 thousand for the three months ended March 31, 2025. The decrease in net cash provided by financing activities was primarily attributable to $65 thousand less proceeds received from the exercise of stock options.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for this reporting period and are not required to provide the information required under this item.
ITEM 4. CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures are controls and other procedures designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, including our Principal Executive Officer, who also serves as our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer/Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 and identified the following material weaknesses:
•Ineffective implementation of Information Technology General Controls (“ITGCs”) to ensure appropriate change management and segregation of duties.
•Inadequate controls relating to the documentation of the review and approval of reconciliations and other schedules prepared internally to be included or disclosed in the financial statements.
•A lack of segregation of duties in the accounting and finance functions.
•The Company did not complete a Sarbanes-Oxley (SOX) Section 404A assessment.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As previously reported and stated above, material weaknesses were identified in our internal control over financial reporting. We have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level. A material weakness is a deficiency, or combination of deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. The Company is continuing to actively work to remediate the material weaknesses described above, including the need for additional remediation steps and implementing additional measures to remediate the underlying causes that give rise to the material weaknesses. In February 2026, the Company hired a Chief Financial Officer with extensive experience in a public company setting.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. To the extent reasonably possible given our limited resources, we intend to take measures to cure the weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures. As such, we consider these material weaknesses to not be remediated as of March 31, 2026.

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
Except as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
One of the risk factors included in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 30, 2026, “Risk Factors—If the Registration Statement is not effective before March 31, 2026, we would be required to pay liquidated damages, which would reduce the amount that we would have to invest in our operations,” is no longer applicable to the Company because the Company obtained an extension of the waiver to the liquidated damages provision of the Registration Rights Agreement (as defined in the Annual Report) through May 15, 2026 and on May 7, 2026 the Registration Statement discussed in the risk factor was declared effective by the SEC.

Except as disclosed above, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC, and Item 15. Recent Sales of Unregistered Securities contained in our registration statement on Form S-1/A filed with the SEC on May 6, 2026, which item is incorporated herein by reference, in the first quarter of 2025 the Company issued the following securities which were not registered under the Securities Act.

On January 1, 2026, we issued an aggregate of 65,000 RSUs, each representing a contingent right to receive one share of our common stock upon settlement, to a consultant pursuant to the 2025 Plan.

On January 19, 2026, we issued 50,000 shares of common stock based on an exercise of options at an exercise price of $0.05 per share to an employee under the terms of the 2018 Plan.

On January 21, 2026, we issued 43,333 RSUs, each representing a contingent right to receive one share of our common stock upon settlement and subject to deferral based on the earliest to occur of a change of control, separation of service and death, to a newly appointed non-employee director pursuant to our Director Compensation Policy and the 2025 Plan.

On February 2, 2026, we issued 10,000 shares of common stock based on an exercise of options at an exercise price of $0.18 per share to an employee under the terms of the 2018 Plan.

On February 24, 2026, we issued options to purchase an aggregate of 113,000 shares of our common stock at an exercise price of $3.00 per share and 185,500 RSUs, each representing a contingent right to receive one share of our common stock upon settlement, to certain of our service providers and employees pursuant to our 2025 Plan.

For all the above issuances, we relied upon the exemption from registration provided by Rule 701 of the Securities Act.

(b) Not applicable.

(c)None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act).
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

3.3	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
4.1	Form of Placement Agent A Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
4.2	Form of Placement Agent B Warrant (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
10.1+*
Employment Agreement, dated as of February 3, 2026, by and between Deep Isolation Nuclear, Inc. and Paula Whitten-Doolin (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on February 17, 2026).

10.2+*
Employment Agreement, dated as of February 17, 2026, by and between Deep Isolation Nuclear, Inc. and Joseph Nelson (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on February 17, 2026).

10.3*
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
_______________________________________________________________________
(a)Filed herewith
(b)Furnished herewith
*Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K. The registrant has furnished supplementally copies of the omitted portions of this exhibit to the SEC upon its request.
+Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DEEP ISOLATION NUCLEAR, INC.
(Registrant)

By:	/s/ Rodney Baltzer
Rodney Baltzer
President and Chief Executive Officer
(Duly authorized officer and Principal Financial Officer)
Dated: May 15, 2026