Form 10-Q
period 2026-06-30
Deep Isolation Nuclear, Inc.
filed 2026-08-07
CIK 1918080

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________________
FORM 10-Q
_______________________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2026, there were outstanding 57,667,113 shares of common stock, $0.0001 par value per share, of the registrant.

DEEP ISOLATION NUCLEAR, INC. AND SUBSIDIARIES
i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Deep Isolation Nuclear, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2026 (Unaudited)	December 31, 2025
Assets
Current assets:
Cash	$19,379	$27,434
Accounts receivable, net of allowance for credit losses of $124 and $118, respectively	465	439
Contract assets	527	275
Other current assets	573	672
Total current assets	20,944	28,820
Property, plant and equipment, net	194	128
Intangible assets, net	33	73
Finance lease right-of-use assets	9	11
Operating lease right-of-use assets	209	269
Goodwill	182	182
Other non-current assets	79	140
Total assets	$21,650	$29,623

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,216	$1,113
Accrued payroll	290	774
Contract liabilities	—	150
Finance lease liabilities, current	3	3
Operating lease liabilities, current	132	125
Other current liabilities	252	101
Total current liabilities	1,893	2,266
Finance lease liabilities, net of current portion	7	9
Operating lease liabilities, net of current portion	84	152
Total liabilities	1,984	2,427
Commitments and Contingencies (Note 16)
Stockholders’ Equity
Common stock, par value $0.0001 per share, 300,000,000 shares authorized, 57,667,113 and 57,542,113 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	6	6
Additional paid-in capital	60,345	59,456
Accumulated deficit	(40,955)	(32,503)
Accumulated other comprehensive income	270	237
Total stockholders’ equity	19,666	27,196
Total liabilities and stockholders’ equity	$21,650	$29,623
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deep Isolation Nuclear, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(Unaudited) (in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$1,319	$1,634	$2,766	$3,154
Cost of services (exclusive of depreciation shown separately below)	(612)	(756)	(1,293)	(1,418)
Gross profit	707	878	1,473	1,736

Operating expenses:
Selling, general and administrative expenses	2,746	2,215	5,586	3,208
Research and development	1,180	—	4,669	—
Depreciation and amortization expense	25	30	50	59
Total operating expenses	3,951	2,245	10,305	3,267

Loss from operations	(3,244)	(1,367)	(8,832)	(1,531)

Gain on insurance settlement	27	—	27	—
Other income	181	4	353	3
Net loss before income taxes	(3,036)	(1,363)	(8,452)	(1,528)

Provision for income taxes	—	—	—	1
Net loss	$(3,036)	$(1,363)	$(8,452)	$(1,529)

Other comprehensive income (loss):
Foreign currency translation adjustments	(15)	9	33	(40)
Total other comprehensive income (loss)	(15)	9	33	(40)
Other comprehensive loss	$(3,051)	$(1,354)	$(8,419)	$(1,569)

Net loss per common share – basic and diluted	$(0.05)	$(0.03)	$(0.15)	$(0.04)
Weighted average common shares outstanding - basic and diluted	57,660,684	42,151,949	57,684,662	41,447,903
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deep Isolation Nuclear, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited) (in thousands, except share and per share data)

	Common Stock		Preferred Stock Series A		Preferred Stock Series A Prime		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance, January 1, 2025	773,941	$—	655,351	$—	115,057	$—	$29,962	$(27,167)	$122	$2,917
Retroactive application of Merger	39,127,838	4	(655,351)	—	(115,057)	—	(4)	—	—	—
Adjusted Balance beginning of quarter	39,901,779	$4	—	$—	—	$—	$29,958	$(27,167)	$122	$2,917
Exercise of stock options	1,330,620	—	—	—	—	—	70	—	—	70
Stock based compensation	-	—	—	—	—	—	25	—	—	25
Foreign currency translation adjustments	-	—	—	—	—	—	—	—	(50)	(50)
Net loss	-	—	—	—	—	—	—	(166)	—	(166)
Balance, March 31, 2025	41,232,399	4	—	—	—	—	30,053	(27,333)	72	2,796

Exercise of stock options	2,737,355	—	—	—	—	—	324	—	—	324
Stock based compensation	—	—	—	—	—	—	30	—	—	30
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	9	9
Net loss	—	—	—	—	—	—	—	(1,363)	—	(1,363)
Balance, June 30, 2025	43,969,754	$4	—	$—	—	—	$30,407	$(28,696)	$81	$1,796

Balance, January 1, 2026	57,542,113	$6	—	$—	—	$—	$59,456	$(32,503)	$237	$27,196
Exercise of stock options and distribution of restricted stock units	105,500	—	—	—	—	—	4	—	—	4
Stock based compensation	—	—	—	—	—	—	522	—	—	522
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	48	48
Net loss	—	—	—	—	—	—	—	(5,416)	—	(5,416)
Balance, March 31, 2026	57,647,613	6	—	—	—	—	59,982	(37,919)	285	$22,354

Exercise of stock options and distribution of restricted stock units	19,500	—	—	—	—	—	—	—	—	—
Stock based compensation	—	—	—	—	—	—	363	—	—	363
Foreign currency translation adjustments	—	—	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	—	—	(3,036)	—	(3,036)
Balance, June 30, 2026	57,667,113	$6	-	$—	—	$—	$60,345	$(40,955)	$270	$19,666
*Shares of the Company’s common stock prior to the Merger (refer to Note 1) have been retrospectively recast to reflect the change in the capital structure.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Deep Isolation Nuclear, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited) (in thousands, except share and per share data)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(8,452)	$(1,529)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	50	59
Interest expense	1	1
Stock based compensation	885	55
Gain on insurance settlement	(27)	—
Changes in operating assets and liabilities:
Accounts receivable	(32)	313
Allowance for credit losses	6	12
Contract assets	(252)	(57)
Other current assets	99	44
Other non current assets	61	—
Account payable	103	198
Contract liabilities	(150)	—
Accrued expenses	(484)	(125)
Other current liabilities	146	410
Operating lease right-of-use assets and lease liabilities	2	1
Net cash used in operating activities	(8,044)	(618)

Cash Flows from Investing Activities:
Purchases of property, plant and equipment	(74)	(31)
Proceeds from insurance on disposal of fixed asset	27	—
Net cash used in investing activities	(47)	(31)

Cash Flows from Financing Activities:
Payment of finance lease liability	(1)	(2)
Proceeds from exercise of stock options	4	394
Net cash provided by financing activities	3	392

Net change in cash and cash equivalents	(8,088)	(257)
Effect of exchange rate on cash and cash equivalents	33	(40)

Cash and cash equivalents:
Beginning of period	27,434	2,149
End of period	$19,379	$1,852

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

Deep Isolation, Inc. was incorporated in Delaware in June 2016. Its subsidiaries are: Deep Isolation EMEA Limited (“Deep Isolation EMEA”), incorporated in England and Wales in February 2020, Deep Isolation US LLC (“Deep Isolation US”), incorporated in Delaware in December 2018, and Freestone Environmental Services, Inc. (“Freestone”), acquired in November 2021. Deep Isolation EMEA serves as the primary international subsidiary, engaging in customer outreach, market development, project proposal coordination, and regulatory and government engagement across the EMEA region. Deep Isolation US LLC serves as the primary US subsidiary, engaging in customer outreach, market development, project proposal coordination, and regulatory and government engagement in the US. Freestone is a well-established environmental consulting firm based in Richland, Washington, providing a range of environmental, engineering, and scientific services to government clients.

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
The unaudited condensed consolidated financial statements contained herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. Accordingly, the condensed consolidated financial statements reflect all normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of interim periods and may not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information as of June 30, 2026, and for the three and six months ended June 30, 2026, is unaudited, whereas the consolidated balance sheet as of December 31, 2025, is derived from the Company’s audited consolidated financial statements as of that date. These condensed consolidated financial statements and notes hereto should be read in conjunction with the consolidated financial statements and notes thereto included in the audited financial statements for the year ended December 31, 2025, as provided in the Form 10-K filed with the SEC on March 30, 2026. The results of operations for the interim periods presented are not necessarily indicative of results to be expected for any other interim period or for the year.
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
Research and Development Expenses
Research and development expenses include expenses associated with the Company’s non-radioactive, full-scale, at-depth demonstration initiative and development of a generic safety case as well as legal fees and registration fees related to the Company’s pursuit and filing of patents. The Company incurred research and development expenses of $1.2 million and $4.7 million for the three and six months ended June 30, 2026, respectively, and none for the three and six months ended June 30, 2025.

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
As of June 30, 2026 and December 31, 2025, the fair value of the Company’s financial instruments approximated their carrying values. The carrying amount of certain financial instruments, including cash, accounts receivable, accounts payable and accrued expenses approximate fair value due to their short maturities.
Long-Term Assets
As of June 30, 2026 and December 31, 2025, the Company had $79 thousand and $140 thousand, respectively, recorded in long-term assets related to a prepaid directors’ and officers’ liability insurance tail policy purchased in connection with a Merger, which provides extended coverage for certain pre-merger acts of former directors and officers. The cost is amortized over the coverage period.
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
Intangible Assets
Intangible assets are composed of two identifiable assets, Tradename and Customer relationships. The useful lives of these assets were determined to be five years each. All intangible assets are amortized on a straight-line basis over their respective estimated useful lives and are presented net of accumulated amortization. We evaluate intangible assets for impairment whenever events or changes in circumstances suggest that their carrying amounts may not be recoverable.
Stock-Based Compensation
Stock-based compensation for employees and nonemployees is accounted for under ASC 718, “Compensation - Stock Compensation” which requires these payments to be recognized in the consolidated statements of operations at their fair values.
Our long-term incentive plan provides for grants of nonqualified or incentive stock options, restricted stock units, performance units, performance shares, stock appreciation rights, and other stock based awards within the discretion of the plan administrator. Stock-based compensation is measured using a fair value-based method for all equity-based awards. The cost of awarded equity instruments is recognized based on each instrument’s grant-date fair value over the period during which the grantee is required to provide service in exchange for the award. The determination of fair value for nonqualified or incentive stock options requires significant judgment and the use of estimates, particularly with regard to Black-Sholes assumptions such as stock price, volatility and expected option lives to value equity-based compensation, while forfeitures are recognized as incurred.
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
The Company’s annual impairment test date is December 31st. For the six months ended June 30, 2026, and the year ended December 31, 2025, the Company concluded that there was no impairment of goodwill.
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
For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants classified as equity instruments are initially recognized at fair value and are not subsequently remeasured. The fair value of the warrants issued on July 23,2025 in connection with the Merger is $1.5 million.

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
Disaggregation of Revenue
The Company’s business segments are organized based on the nature and economic characteristics of our services, ensuring meaningful disaggregation of each segment’s operational results. The following tables provide a detailed breakdown of our revenue:
Revenue by Contract Type (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Grant revenue	$223	$1,296	$795	$2,255
Remediation, administrative and consulting services and other revenue	1,096	338	1,971	899
Total revenue by contract type	$1,319	$1,634	$2,766	$3,154
Contract Balances
The timing of revenue recognition and billings results in unbilled receivables (contract assets). The Company’s contract liabilities consist of deferred revenues which represent advance payments from customers in advance of the completion of our performance obligations.
The following table represents changes in our contract assets. Our contract assets as of June 30, 2026 relate to various customers for nuclear waste disposal services which are expected to be completed in 2026.

Contract Assets (in thousands)	Amount
Balance as of January 1, 2026	$275
Add: Revenue recognized but not yet billed	2,766
Less: Billed and transferred to receivables	(2,514)
Balance as of June 30, 2026	$527
Revenue recognized in each period relates to performance obligations satisfied within the respective period. The Company has no contract liabilities as of June 30, 2026 and $150 thousand as of December 31, 2025.

Allowance for Credit Losses
An allowance of $124 thousand and $118 thousand has been recorded as of June 30, 2026 and December 31, 2025, respectively.

Amount (in thousands)
Balance, January 1, 2026	$118
Add: Additions	6
Less: Write-offs and Recoveries	—
Balance, June 30, 2026	$124
Note 5. Property, Plant and Equipment, Net
Property, plant and equipment consisted of the following at (in thousands):

	June 30, 2026	December 31, 2025
Furniture and fixtures	$36	$36
Office and computer equipment	207	201
Software	135	67
Automobiles	241	270
Leasehold improvements	19	19
Property, plant and equipment	638	593

Less: accumulated depreciation	(444)	(465)

Property, plant and equipment, net	$194	$128
For the six months ended June 30, 2026, additions by the Company to property, plant and equipment totaled $74 thousand. Depreciation expense recognized was $4 thousand and $9 thousand during the three months ended June 30, 2026 and 2025, respectively, and $8 thousand and $17 thousand during the six months ended June 30, 2026 and 2025, respectively, which are included in depreciation and amortization expense on the condensed consolidated statements of operations.
Note 6. Intangible Assets
Intangible assets consist of the following at (in thousands):

	June 30, 2026	December 31, 2025
Tradename	$200	$200
Customer relationships	200	200
Less: accumulated amortization	(367)	(327)
Intangible assets, net	$33	$73

Useful life (years)	5	5
For the three months ended June 30, 2026 and 2025, amortization expense of $10 thousand was recognized for Tradename and amortization expense of $10 thousand was recognized for Customer Relationships for each period. For the six months ended June 30, 2026 and 2025, amortization expense of $20 thousand was recognized for Tradename and amortization expense of $20 thousand was recognized for Customer Relationships for each period. The weighted average remaining amortization period for intangible assets is approximately 0.4 years and 0.9 years as of June 30, 2026 and December 31,

2025, respectively. The following table summarizes the expected future amortization for our definite-lived intangible assets (in thousands):

Amount
Six months ending December 31, 2026	$33
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
As of June 30, 2026 and December 31, 2025, the Company had 300,000,000 shares of common stock authorized and 57,667,113 and 57,542,113 shares issued and outstanding, respectively. As of June 30, 2026 and December 31, 2025, there were 242,332,887 and 242,457,887 shares available for issuance, respectively.
Holders of common stock are entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the priority rights of holders of preferred stock outstanding. Holders of common stock are entitled to one vote for each share of common stock held at all meetings of stockholders.
Preferred stock
As discussed in Note 3, in connection with the Merger consummation, the Company filed its amended and restated certificate of incorporation, which authorized the issuance of up to 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, no shares of preferred stock are issued or outstanding.
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
The Warrants qualify for the derivative scope exception under ASC 815 and are therefore presented as a component of stockholders’ equity on the condensed consolidated balance sheets at their issuance date fair value without subsequent fair value re-measurement. The weighted average exercise price of the warrants is $2.50 and the expected term is 4.5 years.

As of June 30, 2026 and December 31, 2025, none of the Warrants have been exercised and all 996,397 Warrants remain outstanding.
Note 8. Leases
We entered into various arrangements (or leases) that convey the rights to use and control identified underlying assets for a period of time in exchange for consideration.
We lease various offices and equipment. From time to time, we may also enter into an arrangement in which the right to use and control an identified underlying asset is embedded in another type of contract.
The components of lease cost for the Company’s leases are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Leases:
Lease cost	$36	$36	$72	$76

Finance Leases:
Amortization of ROU assets	—	1	1	1
Interest on lease liability	—	—	—	—

Total lease cost	$36	37	$73	77
Supplemental information related to the Company’s leases are as follows:

	June 30, 2026	December 31, 2025
Operating lease
Weighted-average remaining lease term (in years)	1.6	2.1
Weighted-average discount rate	8.5%	8.5%
Finance lease
Weighted-average remaining lease term (in years)	3.1	3.6
Weighted-average discount rate	9.0%	9.0%
The remaining future minimum lease payments under the Company’s leases are as follows (in thousands):

	Operating Leases	Finance Leases
Six months ending December 31, 2026	$72	$3
Year ending December 31,
2027	147	4
2028	12	4
2029	—	1
Total future minimum lease obligations	$231	$12
Less: imputed interest on lease obligations	(15)	(2)
Net present value of lease obligations	$216	$10
Net present value of lease obligations – current portion	132	3
Net present value of lease obligations – non-current portion	$84	$7

Supplemental cash flow and other information related to our leases were as follows (in thousands):

	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$72	$36
Operating cash flow from finance leases	—	—
Financing cash flow from finance leases	1	2
ROU assets obtained in exchange for lease obligations for:
Operating liabilities	—	—
Finance liabilities	—	—
Note 9. Accrued Expenses
Accrued expenses are composed of Accrued payroll and Other current liabilities on the condensed consolidated balance sheets and include the following as of include the following as of (in thousands):

	June 30, 2026	December 31, 2025

Salaries and employee benefits	$290	$774

Other current liabilities:
Accrued legal fees	64	20
Accrued research and development expenses	141	—
Accrued franchise taxes	—	49
Accrued subcontractor cost	9	22
Accrued property, plant, and equipment	22	—
Other accrued expenses	16	10
Total other current liabilities	252	101
Totals	$542	$875
Note 10. Related Party Transactions
Deep Borehole Demonstration Center. Deep Isolation is a member of the Deep Borehole Demonstration Center (“DBDC”). The DBDC is a 501(c)(3) organization that is seeking to obtain multinational membership and funding to demonstrate borehole disposal technology. Deep Isolation employees fill the positions of Chair of the board, Secretary and Treasurer for the DBDC. The DBDC has external members and independent directors, but was started by Deep Isolation and Deep Isolation continues to be involved in the organization. This includes an Administrative Services Agreement that allows Deep Isolation to charge the DBDC for the time the Secretary and Treasurer spend on DBDC business. The amount payable to Deep Isolation from the DBDC was $124 thousand and $117 thousand as of June 30, 2026 and December 31, 2025, respectively, which are fully reserved as of the respective period-ends.
NAC International, Inc. NAC International, Inc. (“NAC”) is a stockholder of the Company and its CEO previously served as a director on the Company Board. NAC also provides services to Deep Isolation for revenue generating contracts and has rights to manufacture canisters for Deep Isolation. As of June 30, 2026 and December 31, 2025, Deep Isolation had an outstanding payable to NAC of $274 thousand and $60 thousand, respectively.
Deep Fission, Inc. Deep Fission, Inc. (“DFI”), a company co-founded by Deep Isolation’s co-founders and Board Chair, is a related party. In the three and six months ended June 30, 2026, Deep Isolation did not provide services to DFI. In the three and six months ended June 30, 2025, Deep Isolation provided $0 and $25 thousand respectively, in certain services to DFI. As of June 30, 2026 and June 30, 2025, Deep Isolation had $0 and $13 thousand, respectively, in an outstanding receivable from DFI.

Below is a summary of related party activities for the six months ended June 30, 2026 and 2025 (in thousands):

Related Party	Balance Sheet Account	As of January 1, 2026	Expenses Incurred (COS)	Revenue	Cash Received / Paid	As of June 30, 2026

DBDC (1)	Accounts Receivable	$117	$—	$12	$(5)	$124
NAC	Accounts Payable	60	781	—	(567)	274

Related Party	Balance Sheet Account	As of January 1, 2025	Expenses Incurred (COS)	Revenue	Cash Received / Paid	As of June 30, 2025

DBDC (1)	Accounts Receivable	$128	$—	$12	$—	$140
NAC	Accounts Payable	51	29	—	(79)	1
DFI	Accounts Receivable	—	—	25	(12)	13
(1) The amount payable to Deep Isolation from DBDC is fully reserved as of June 30, 2026, December 31, 2025, and June 30, 2025.
Note 11. Income Tax
For the three and six months ended June 30, 2026, the Company did not record no income tax expense, and for the three and six months ended June 30, 2025, the Company recorded none and $1 thousand of income tax expense, respectively.
The effective tax rate for three months ended June 30, 2026 and June 30, 2025 was (0.01)% and (0.43)%, respectively. The effective tax rate differs from the U.S. Federal statutory rate primarily due to recording a valuation allowance against the deferred tax assets in the U.S and foreign jurisdictions along with permanent differences including changing fair value of derivative warrant liabilities and stock compensation.

The Company continues to evaluate the realizability of its deferred tax assets and has maintained a valuation allowance on its deferred tax assets as of June 30, 2026.

Note 12. Employee Benefits – 401(k) Plan
The Company sponsors a defined contribution 401(k) Plan with Company contributions to be made at the sole discretion of the management. Under the provisions of the 401(k) Plan, the Company matches the employees’ contributions for the first 4% of compensation. The expense for the 401(k) Plan were $31 thousand and $51 thousand for the three months ended June 30, 2026 and 2025, respectively, and $50 thousand and $67 thousand for the six months ended June 30, 2026 and 2025, respectively, which are included in selling, general and administrative expenses on the condensed consolidated statements of operation.
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

The term of each stock option granted under the 2025 Plan shall be fixed by the Board, or the Board may delegate administration of the Plan to the Board’s Compensation Committee (the “Plan Administrator”). For most grants governed by the 2025 Plan, 25% of the options granted vest after one year of service and then on a monthly basis over three years of service thereafter. Most grants under the 2025 Plan have been for a term of ten years for continued service. Options are granted in varying amounts and frequency to the Company’s directors, advisors and employees at the discretion of the Board. No stock options will be exercisable more than ten years after the grant date, or, in the case of an ISO granted to a 10% stockholder, more than five years after the grant date. The exercise price of any ISO granted under the Plans to an individual who is not a 10% stockholder at the time of the grant shall not be less than the fair market value of the shares at the time of the grant. The exercise price of any ISO granted to a 10% stockholder shall not be less than 110% of the fair market value at the time of the grant. The exercise price of any NSOs granted under the Plans shall not be less than the fair market value of the shares at the time of the grant. The number of shares reserved for issuance under the 2025 Plan will increase automatically at the beginning of each fiscal year in an amount by 4% of the shares of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year. On January 1, 2026, the number of shares reserved for issuance under the 2025 Plan increased by 2,301,685 shares. As of June 30, 2026, the Company has reserved 13,054,251 shares of the Company’s common stock (the “Share Reserve”) for future issuance under all option arrangements and had 5,992,435 shares available for issuance.
The total compensation expense recognized for common share options during the six months ended June 30, 2026 and 2025, were $885 thousand and $55 thousand, respectively. Stock-based compensation is recognized in cost of services and selling, general and administrative expense.
The summary of the Company’s Plans as of June 30, 2026, and changes during the period then ended are presented as follows:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2025	6,230,759	$0.37
Granted	123,000	3.00
Exercised	(60,000)	0.07
Forfeited	0	—
Expired	(5,393)	0.32
Outstanding, June 30, 2026	6,288,366	$0.42	5.73	$16,201
Exercisable, June 30, 2026	5,689,692	$0.15	5.35	$16,201
The weighted average grant date fair value of options granted during the three months ended June 30, 2026 was $1.10 per share, and during the six months ended June 30, 2026 was $1.07 per share based on the following assumptions used in the Black-Scholes option pricing model:

June 30, 2026

Expected volatility	28%
Expected dividend yield	-%
Expected term (in years)	6 years
Risk-free interest rate	3.6% to 4.2%
The fair value of options granted for the six months ended June 30, 2026 was $131 thousand. Total unrecognized stock option compensation expense as of June 30, 2026 and 2025 were $407 thousand and $193 thousand, respectively, with a weighted-average period over which it is expected to be recognized of 5.7 years and 2.8 years, respectively . Cash received from the exercise of stock options totaled $4 thousand for the six months ended June 30, 2026. The Company estimates fair value of stock options using the Black-Scholes valuation model.

Performance Options
During the year ended December 31, 2025, the Company issued 12,500 performance options to the CEO which would have vested upon the satisfaction of certain performance conditions as of March 31, 2026. These performance conditions were not met as of March 31, 2026 and the options were forfeited. No compensation expense was recorded for performance options for the six months ended June 30, 2026.
Restricted Stock Units
The summary of the Company’s restricted stock units (“RSUs”) activity for the six months ended June 30, 2026 are presented as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value per RSU
Unvested RSUs, December 31, 2025	366,810	$3.00
Granted	298,833	3.00
Vested/Issued	(80,764)	3.00
Forfeited, cancelled, or expired	—	3.00
Unvested RSUs, June 30, 2026	584,879	$3.00

Performance Stock Units
During the year ended December 31, 2025, the Company issued 37,500 performance stock units to the CEO which would have vested upon the satisfaction of certain performance conditions as of March 31, 2026. These performance conditions were not met as of March 31, 2026 and the units were forfeited. No compensation expense was recorded for performance stock units for the six months ended months ended June 30, 2026.
Note 14. Loss Per Common Share
The Company computes basic and diluted earnings per share by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share are similarly calculated with the inclusion of dilutive common stock equivalents. For the three months ended June 30, 2026 and 2025, basic and dilutive net loss per common share were the same since the inclusion of common shares issuable pursuant to the exercise of common stock equivalents in the calculation of diluted net loss per common share would have been anti-dilutive.
The following table reconciles the loss and average share amounts used to compute both basic and diluted loss per share (amounts in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Loss per common share - basic and diluted
Net loss available to common stockholders - basic and diluted	$(3,036)	$(1,363)	$(8,452)	$(1,529)
Weighted average shares outstanding - basic and diluted	57,660,684	42,151,949	57,684,662	41,447,903
Basic and diluted loss per common share	$(0.05)	$(0.03)	$(0.15)	$(0.04)
In accordance with the contingently issuable shares guidance of ASC 260, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive:

	Six Months Ended June 30,
	2026	2025
Stock options (Treasury stock method)	6,288,366	6,057,112
Warrants	996,397	—
Total	7,284,763	6,057,112

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
The Company’s income statements by segment, significant segment expenses, and segment assets are presented below (in thousands):

	Three Months Ended June 30, 2026
	Deep Isolation US & EMEA	Freestone	Total
Revenues	$490	$829	$1,319
Cost of services	338	274	612
Selling, general and administrative expenses	2,391	355	2,746
Research and development	1,180	—	1,180
Depreciation and amortization expense	(10)	35	25
Operating (loss) income	(3,409)	165	(3,244)
Gain on insurance settlement	—	27	27
Other income, net	179	2	181
Segment (loss) income before income tax	(3,230)	194	(3,036)
Income tax (benefit) expense	—	—	—
Segment (loss) income	$(3,230)	$194	$(3,036)

	Six Months Ended June 30, 2026
	Deep Isolation US & EMEA	Freestone	Total
Revenues	$1,054	$1,712	$2,766
Cost of services	707	586	1,293
Selling, general and administrative expenses	4,860	726	5,586
Research and development	4,669	—	4,669
Depreciation and amortization expense	—	50	50
Operating (loss) income	(9,182)	350	(8,832)
Gain on insurance settlement	—	27	27
Other income, net	345	8	353
Segment (loss) income before income tax	(8,837)	385	(8,452)
Income tax (benefit) expense	—	—	—
Segment (loss) income	$(8,837)	$385	$(8,452)

	As of June 30, 2026
	Deep Isolation US & EMEA	Freestone	Total
Cash and cash equivalents	$17,857	$1,522	$19,379
Accounts receivable, net	70	395	465
Contract assets	322	205	527
Other current assets	543	30	573
Property, plant and equipment, net	131	63	194
Intangible assets, net	—	33	33
Finance lease right-of-use assets	—	9	9
Operating lease right-of-use assets	—	209	209
Goodwill	—	182	182

	Three Months Ended June 30, 2025
	Deep Isolation US & EMEA	Freestone	Total
Revenues	$740	$894	$1,634
Cost of services	309	447	756
Selling, general and administrative expenses	1,889	326	2,215
Research and development	—	—	—
Depreciation and amortization expense	1	29	30
Operating (loss) Income	$(1,459)	$92	$(1,367)
Other income/(expense), net	3	1	4
Segment (loss) income before income tax	$(1,456)	$93	$(1,363)
Income tax (benefit) expense	—	—	—
Segment (loss) income	$(1,456)	$93	$(1,363)

	Six Months Ended June 30, 2025
	Deep Isolation US & EMEA	Freestone	Total
Revenues	$1,424	$1,730	$3,154
Cost of services	667	751	1,418
Selling, general and administrative expenses	2,491	717	3,208
Research and development	—	—	—
Depreciation and amortization expense	1	58	59
Operating (loss) income	(1,735)	204	(1,531)
Gain on insurance settlement	—	—	—
Other income, net	3	—	3
Segment (loss) income before income tax	(1,732)	204	(1,528)
Income tax (benefit) expense	1	—	1
Segment (loss) income	$(1,733)	$204	$(1,529)

	As of December 31, 2025
	Deep Isolation US & EMEA	Freestone	Total
Cash and cash equivalents	$25,926	$1,508	$27,434
Accounts receivable, net	140	299	439
Contract assets	44	231	275
Other current assets	641	31	672
Property, plant and equipment, net	66	62	128
Intangible assets, net	—	73	73
Finance lease right-of-use assets	—	11	11
Operating lease right-of-use assets	—	269	269
Other non-current assets	140	—	140
Goodwill	—	182	182
Geographical Information
The Company is domiciled in the United States, but also has operations in EMEA (UK). The following table summarizes net sales by geographic area (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
U.S.	$1,319	$1,414	$2,766	$2,880
EMEA	—	220	—	274
Total	$1,319	$1,634	$2,766	$3,154

The following table summarizes long-lived assets by geographic area (in thousands):

	As of June 30, 2026	As of December 31, 2025
U.S.	$445	$481
EMEA	—	—
Total	$445	$481
Major Customers
During the three months ended June 30, 2026 and 2025, four customers accounted for approximately 87% and 71% of the Company’s revenue, respectively (in thousands):

	2026		2025
	$	%	$	%
Revenue earned from the U.S. Department of Energy	$—	—%	$304	19%
Revenue earned from the U.S. Trade and Development Agency (USTDA)	256	19%	—	—%
Revenue earned from the CPCCO	488	37%	346	21%
Revenue earned from Oklo	43	3%	97	6%
Revenue earned from the H2C (formerly WRPS)	357	27%	413	25%
Total revenues from major customers	$1,144	87%	$1,160	71%
During the six months ended June 30, 2026 and 2025, four customers accounted for approximately 85% and 71% of the Company’s revenue, respectively (in thousands):

	2026		2025
	$	%	$	%
Revenue earned from the U.S. Department of Energy	$—	-%	$626	20%
Revenue earned from the U.S. Trade and Development Agency (USTDA)	491	18%	—	—%
Revenue earned from the CPCCO	912	33%	760	24%
Revenue earned from Oklo	240	9%	242	8%
Revenue earned from the H2C (formerly WRPS)	702	25%	625	20%
Total revenues from major customers	$2,345	85%	$2,253	71%
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
Note 17. Subsequent Events
Management has evaluated subsequent events through August 6, 2026, the date the financial statements were available to be issued. Based on this evaluation, other than disclosed below, there were no additional material events identified which require adjustment or disclosure in these financial statements.
On July 10, 2026 the Company was notified that its shares of common stock were approved to trade on the OTCQB market under the symbol DBHL.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the audited financial statements for the years ended December 31, 2025, and 2024 as well as the unaudited interim condensed financial statements for the six months ended June 30, 2026 and 2025 and the related notes thereto, included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report that are not purely historical are forward-looking statements involving risks and uncertainties. Forward-looking statements relate to, among others, our plans, objectives and expectations for our business, operations and financial performance and condition, and can be identified by terminology such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “will,” “could,” “project,” “target,” “potential,” “continue” and similar expressions not relating solely to historical matters or actual results. Forward-looking statements are based on management’s beliefs and assumptions and on information currently available to management. Although we believe that the expectations reflected in forward-looking statements are reasonable, such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by forward-looking statements. You should review Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026 and Part II, Item 1A of this report for a discussion of some of the important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements and could otherwise affect our intended plans of operations.

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
Products and Services
The Company currently offers the following products and services, in addition to the services offered by Freestone: (i) strategic appraisal, which involves analysis of the costs and benefits of our DBD solution as compared with other disposal solutions; and (ii) operational planning, which involves the completion of a comprehensive feasibility assessment, including the preparation of a generic design for our deep borehole repositories, an International Atomic Energy Agency (IAEA) -compliant economic and strategic business case and a Generic Safety Case, a commercial model for implementation and a roadmap for all work needed to commission and implement our solutions. The Company also offers implementation services, which include the deployment of an IAEA-compliant disposal or storage system (depending on the customer’s needs) and consultancy services for siting, licensing, construction, hot and cold commissioning, operations, closure, post-closure monitoring and stakeholder engagement.

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
•Product Adoption — ultimately, our goal is to be the leading provider of permanent HLW and SNF disposal services globally. We believe that the broader client engagement expected to result from non-radioactive, full-

scale, at-depth demonstrations of our DBD technologies will lead to additional strategic appraisal and operational planning contracts, which are in turn expected to result in implementation contracts.
However, we anticipate that we will continue to experience operating losses in 2026 and 2027 as we seek to implement our long-term strategic plan. Additionally, the adoption of our technologies in the United States will require Congressional action in the form of legislative changes, which we cannot guarantee will occur or, even if they do occur, be favorable to our objectives and business plan. As a result, we may not achieve the growth potential we expect or may grow more slowly than expected, and it is difficult to project the success of our business model and operations. See Part I Item 1, “Business—Government Regulations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026 for further discussion of current regulatory limitations on our operations. Our ability to promote and facilitate the adoption of our technologies, as well as our future success and financial performance, is dependent upon numerous factors, including those discussed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026 and Part II, Item 1A of this report.

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

SCALEUP Ready program

On April 7, 2026, the Company announced that it was selected for the U.S. Department of Energy’s (“DOE”) Advanced Research Projects Agency–Energy (“ARPA-E”) Seeding Critical Advances for Leading Energy technologies with Untapped Potential (“SCALEUP") Ready program to support the commercial deployment of the Company’s Universal Canister System for integrated nuclear waste management. The Company applied for an award of a grant in an amount of up to $20 million under the SCALEUP Ready program and was one of the two applicants selected for award negotiations. If we were successful in negotiating an award, we plan to use proceeds from the award under the SCALEUP Ready program to support our validation of the physical feasibility of our DBD technologies and to work alongside NAC and other industry collaborators to seek certification from the Nuclear Regulatory Commission to use the Universal Canister System to store and transport spent fuel from Westinghouse’s eVinci™ microreactor.

OTCQB Quotation

In July 2026, the Company’s common stock was approved to trade on the OTCQB market under the symbol DBHL.

Project GENESIS program

On July 23, 2026, the Company was selected as the sole industrial partner on three competitive federal grants awarded through the U.S. Department of Energy’s (DOE) Project GENESIS program. Two initiatives are led by Lawrence Berkeley National Laboratory (LBNL) and one is led by the University of South Carolina and aim to advance artificial intelligence-enabled repository site screening, design and performance analysis for nuclear waste disposal.

Directors and Officers Appointments

Effective as of February 24, 2026, Joseph Nelson was appointed Chief Financial Officer and Treasurer of the Company, though Mr. Baltzer, the Company’s President and Chief Executive Officer acted as the principal financial officer until April 2026 when Mr. Nelson becomes fully familiar with the Company’s systems and processes.

Effective February 24, 2026, Paula Whitten-Doolin was appointed General Counsel and Corporate Secretary of the Company.

On June 16, 2026, at 2026 Annual Meeting of the Stockholders of the Company the stockholders of the Company elected three (3) Class A directors, Rod Baltzer, Christa Steele, Renee Hornbaker, to serve until the 2029 Annual Meeting of Stockholders or until their respective successors have been duly elected and qualified.

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

Comparison of the Three Months Ended June 30, 2026 and 2025
The following table sets forth our summarized consolidated financial information for the periods indicated (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Revenue	$1,319	$1,634	$(315)	(19%)
Cost of services (exclusive of depreciation shown separately below)	(612)	(756)	144	(19%)
Gross profit	707	878	(171)	(19%)

Operating Expenses:
Selling, general and administrative expenses	2,746	2,215	531	24%
Research and development	1,180	—	1,180	NM
Depreciation and amortization expense	25	30	(5)	(17%)
Total operating expenses	3,951	2,245	1,706	76%

Loss from operations	(3,244)	(1,367)	(1,877)	137%

Gain on insurance settlement	27	—	27	NM
Other income, net	181	4	177	4,425%
Net loss before income taxes	(3,036)	(1,363)	(1,673)	123%

Provision for income taxes	—	—	—	NM
Net loss	$(3,036)	$(1,363)	$(1,673)	123%

Other comprehensive loss:
Foreign currency translation adjustments	(15)	9	(24)	(267)%
Total other comprehensive loss (income)	(15)	9	(24)	(267)%
Net loss and other comprehensive loss	$(3,051)	$(1,354)	$(1,697)	125%

NM= Not Meaningful

Revenue
Revenue decreased by approximately $315 thousand, or 19%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in revenue was primarily attributable to lower revenues at Deep Isolation following the completion of certain projects during 2025.
Operating Expenses
Cost of services decreased by approximately $144 thousand, or 19%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The decrease in cost of services was primarily attributable to decreased subcontractor costs due to lower revenue.
Selling, General and Administrative expenses increased by approximately $531 thousand, or 24%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in selling, general and administrative expenses was primarily attributable to higher accounting, audit, legal and travel expenses along with addition of 7 new employees since the beginning of 2026, including the Chief Financial Officer and General Counsel.

Research and development expense increased by approximately $1.2 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025. The increase in research and development expense was attributed to the ordering of long-lead items and front-end engineering work related to the Company's non-radioactive, full-scale, at-depth demonstration of its DBD technologies.

Depreciation and amortization expense decreased by $5 thousand, or 17%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in depreciation and amortization expense is primarily related to lower depreciation and amortization expense at Freestone due to a vehicle reaching the end of its depreciable life in 2025. Depreciation and amortization expense includes depreciation of property, plant and equipment and amortization of intangible assets.

Other Income, Net
Other income, net increased by approximately $177 thousand for three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to interest income received from the investment of the Merger proceeds.
Net Loss
Net loss increased by $1.7 million for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, due to the fluctuations described above under “Revenue,” “Operating Expenses,” and “Other Income (Expense), Net.”

Comparison of the Six Months Ended June 30, 2026 and 2025
The following table sets forth our summarized consolidated financial information for the periods indicated (in thousands):

	Six Months Ended June 30, 2026
	2026	2025	$ Change	% Change
Revenue	$2,766	$3,154	$(388)	(12%)
Cost of services (exclusive of depreciation shown separately below)	(1,293)	(1,418)	125	(9%)
Gross profit	1,473	1,736	(263)	(15%)

Operating Expenses:
Selling, general and administrative expenses	5,586	3,208	2,378	74%
Research and development	4,669	—	4,669	NM
Depreciation and amortization expense	50	59	(9)	(15%)
Total operating expenses	10,305	3,267	7,038	215%

Loss from operations	(8,832)	(1,531)	(7,301)	477%

Gain on insurance settlement	27	—	27	NM
Other income, net	353	3	350	NM
Net loss before income taxes	(8,452)	(1,528)	(6,924)	453%

Provision for income taxes	—	1	(1)	NM
Net loss	$(8,452)	$(1,529)	$(6,923)	453%

Other comprehensive loss:
Foreign currency translation adjustments	33	(40)	73	(183)%
Total other comprehensive loss (income)	33	(40)	73	(183)%
Net loss and other comprehensive loss	$(8,419)	$(1,569)	$(6,850)	437%

NM= Not Meaningful

Revenue
Revenue decreased by approximately $388 thousand, or 12%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in revenue was primarily attributable to lower revenues at Deep Isolation following the completion of certain projects during 2025.
Operating Expenses
Cost of services decreased by approximately $125 thousand, or 9%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The decrease in cost of services was primarily attributable to a decrease in subcontractor costs.
Selling, General and Administrative expenses increased by approximately $2.4 million, or 74%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in selling, general and administrative expenses was primarily attributable to higher accounting, audit, legal and insurance expenses along with addition of 7 new employees, including the Chief Financial Officer and General Counsel.
Research and development expense increased by approximately $4.7 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The increase in research and development expense was attributed to the ordering of long-lead items and front-end engineering work related to the Company's non-radioactive, full-scale, at-depth demonstration of its DBD technologies.

Depreciation and amortization expense decreased by $9 thousand, or 15%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in depreciation and amortization expense is primarily related to lower depreciation and amortization expense at Freestone due to a vehicle reaching the end of its depreciable life in 2025. Depreciation and amortization expense includes depreciation of property, plant and equipment and amortization of intangible assets.

Other Income, Net
Other income, net increased by approximately $350 thousand for six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to interest income received from the investment of the Merger proceeds.
Net Loss
Net loss increased by $6.9 million for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, due to the fluctuations described above under “Revenue,” “Operating Expenses,” and “Other Income (Expense), Net.”

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
As of June 30, 2026, our principal source of liquidity was our cash balance of $19.4 million. Since inception, we have generated significant operating losses, as reflected in our accumulated deficit of $41.0 million as of June 30, 2026, and have experienced negative cash flows from operations of 8.0 million for the six months ended June 30, 2026.

Net cash used in operating activities was $8.0 million for the six months ended June 30, 2026, primarily due to our net loss offset by changes in working capital. Net cash used in investing activities was $47 thousand. Net cash provided by financing was minimal for the six months ended June 30, 2026.

We expect that our investments and operating expenses will be approximately $16.3 million over the next twelve months, comprised of approximately $6.4 million in research and development expenses related to the development of the non-radioactive, full-scale, at-depth demonstration program in Texas and approximately $9.9 million in operating costs. In the twelve months thereafter, we anticipate research and development expenses of approximately $3.7 million, along with a comparable level of operating costs.

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

As of June 30, 2026, our cash and cash equivalents were $19.4 million. The following table shows a summary of our cash flows for the periods presented (in thousands):

	Six Months Ended June 30, 2026
	2026	2025	Change	Change %
Net cash used in operating activities	$(8,044)	$(618)	$(7,426)	1,202%
Net cash used in investing activities	(47)	(31)	(16)	53%
Net cash (used in) provided by financing activities	3	392	(389)	(99)%
Net increase (decrease) in cash	(8,088)	(257)	(7,831)	3,047%
Effect of exchange rate on cash and cash equivalents	33	(40)	73	(183)%
Cash, beginning of period	27,434	2,149	25,285	1,177%
Cash, end of period	$19,379	$1,852	$17,527	946%

NM=Not Meaningful
Operating Activities
Net cash used in operating activities increased by $7.4 million for the six months ended June 30, 2026 compared to the net cash used in operating activities of 0.6 million for the six months ended June 30, 2025. The increase in cash used in operating activities was primarily attributable the increase in net loss driven by higher research and development expenses along with increased accounting, audit, legal and travel expenses associated with the reporting and other requirements associated with the Company becoming a public reporting company.
Investing Activities
Net cash used in investing activities increased by $16 thousand to $47 thousand for the six months ended June 30, 2026 compared to $31 thousand net cash used in investing activities for the six months ended June 30, 2025. Net cash used in investing activities during the six months ended June 30, 2026 was related to the purchase of a new server.
Financing Activities
Net cash provided by financing activities of $3 thousand for the six months ended June 30, 2026 was a decrease of $389 thousand from net cash provided by financing activities of $392 thousand for the six months ended June 30, 2025. The decrease in net cash provided by financing activities was primarily attributable to $394 thousand received from the exercise of stock options in the six months ended June 30, 2025.
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

Our management, including our Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this report. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 and identified the following material weaknesses:

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
•The Company did not complete a Sarbanes-Oxley (SOX) Section 404A assessment.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
As previously reported and stated above, material weaknesses were identified in our internal control over financial reporting. We have therefore concluded that our internal controls over financial reporting are not effective at the reasonable assurance level. A material weakness is a deficiency, or combination of deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. The Company is continuing to actively work to remediate the material weaknesses described above, including the need for additional remediation steps and implementing additional measures to remediate the underlying causes that give rise to the material weaknesses. In February 2026, the Company hired Joseph Nelson as Chief Financial Officer who has extensive experience in a public company setting.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties. Therefore, it is difficult to effectively segregate accounting duties which comprises a material weakness in internal controls. To the extent reasonably possible given our limited resources, we intend to take measures to cure the weaknesses, including, but not limited to, increasing the capacity of our qualified financial personnel to ensure that accounting policies and procedures are consistent across the organization and that we have adequate controls over our Exchange Act reporting disclosures. As such, we consider these material weaknesses to not be remediated as of June 30, 2026.

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
Except as described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Except as disclosed below, there have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 30, 2026 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2026, filed with the SEC on May 15, 2026.

In addition, the following risk factors included in Part I Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the SEC on March 30, 2026 are no longer applicable to the Company because the Company’s shares of common stock were quoted for trading on OTCQB in July 2026:
–There is currently no market for our common stock and there can be no assurance that any market will ever develop. You may therefore be unable to re-sell shares of our common stock at times and prices that you believe are appropriate;
–Our common stock may not be eligible for listing or quotation on any securities exchange or over-the-counter trading system;
–The market price and trading volume of our common stock may be volatile and could decline significantly following any listing or quotation, if any.

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our security holders to resell their common stock

The OTC Market is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current 'bids' and 'asks' as well as volume information. Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a national stock exchange. These factors may result in investors having difficulty reselling any shares of our common stock.

We may be unable to maintain OTCQB Compliance

There can be no assurance that we will be able to maintain compliance with the continued listing requirements for the OTCQB Venture Market. If we fail to maintain compliance with any such continued listing requirement, there can also be no assurance that we will be able to regain compliance with any such continued listing requirement in the future.

The market price and trading volume of our common stock may be volatile and could decline significantly following any listing or quotation, if any.

The quotation systems, including the OTCQB, or stock exchanges, including Nasdaq, on which our common stock is currently quoted, or on which our common stock may be listed in the future have from time to time experienced significant price and volume fluctuations. Even if an active, liquid and orderly trading market develops and is sustained for our common stock following our recent quotation on OTCQB, the market price of our common stock may be volatile and could decline significantly. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. If the market price of our common stock declines significantly, you may be unable to resell your shares at or above the market price of our common stock as of the date of the consummation of the Merger. We cannot assure you that the market price of common stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

● the realization of any of the risk factors presented in our periodic reports and other filings with the SEC;

● actual or anticipated differences in our estimates, or in the estimates of analysts, for our revenues, results of operations, level of indebtedness, liquidity or financial condition;

● additions and departures of key personnel;

● failure to comply with the requirements of the OTCQB market, or following any potential listing on Nasdaq;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a) In addition to the issuances of unregistered securities described in the Current Reports on Form 8-K filed by the Company with the SEC, and Item 15. Recent Sales of Unregistered Securities contained in our registration statement on Form S-1/A filed with the SEC on May 6, 2026, which item is incorporated herein by reference, in the second quarter of 2026 the Company issued the following securities which were not registered under the Securities Act.

On May 13, 2026, we issued options to purchase an aggregate of 10,000 shares of our common stock at an exercise price of $3.00 per share and 5,000 RSUs, each representing a contingent right to receive one share of our common stock upon settlement, to certain of our service providers and employees pursuant to our 2025 Plan.

For the above issuances, we relied upon the exemption from registration provided by Rule 701 of the Securities Act.

(b) Not applicable.

(c) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K under the Exchange Act).
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

3.3	Amended and Restated Bylaws (filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on July 28, 2025 and incorporated herein by reference).
31.1(a)	Sarbanes-Oxley Section 302 certification of Chief Executive Officer.
31.2(a)	Sarbanes-Oxley Section 302 certification of Principal Financial Officer.
32.1(b)	Sarbanes-Oxley Section 906 certification of Chief Executive Officer.
32.2(b)	Sarbanes-Oxley Section 906 certification of Principal Financial Officer.
101.SCH(a)	Inline XBRL Taxonomy Schema Document.
101.CAL(a)	Inline XBRL Calculation Linkbase Document.
101.DEF(a)	Inline XBRL Definition Linkbase Document.
101.LAB(a)	Inline XBRL Label Linkbase Document.
101.PRE(a)	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________
(a)Filed herewith
(b)Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DEEP ISOLATION NUCLEAR, INC.
(Registrant)

By:	/s/ Rodney Baltzer
Rodney Baltzer
Duly authorized officer and Principal Executive Officer

Dated: August 6, 2026

By:	/s/ Joseph Nelson
Joseph Nelson
(Duly authorized officer and Principal Financial Officer)

Dated: August 6, 2026